Form 10KSB
period 1999-12-31
MILLENNIUM SOFTWARE INC
filed 2000-07-05
CIK 1100730

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C., 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-28452

                            MILLENNIUM SOFTWARE, INC.
                   Formerly Legal protection Services, Inc.
               (Exact name of registrant as specified in its charter)

         Nevada                                            93-1206546
(State or other jurisdiction of                           (IRS Employer
 Incorporation or organization)                          Identification No.)

2950 E. Flamingo Road, Suite G, Las Vegas, Nevada           89121
(address of principal executive offices)                 (Zip code)

                   Issuer's telephone number: (702) 369-9614

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class         Name of exchanges on which registered
      (None)                             (None)

Securities registered pursuant to Section 12(g) of the Exchange Act:
     Common Stock, par value $.004 per share.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

ITEM 1  BUSINESS

GENERAL

     Millennium Software, Inc. (the 'Company') is engaged in the development of an Internet business to sell financial software products worldwide. To date it has secured exclusive worldwide rights to copy, duplicate, sell, distribute and sub-license software products known as CheckMy Banking 2000, CheckMy Loans 2000, and CheckMy Mortgage 2000 together with Learning Guides (the 'Software'). The Software was in testing and proving trials at December 31st, 1999 and not available for customer use. The intention is to make the Software available for sale in the March-April 2000 period.

To date the Company has received no sales income since incorporation as ICS
(9612), Inc. in February 1996. The name of the Company was changed to Millennium Software, Inc. in July 1997.

     The Company entered into an Electronic Distribution Agreement with Digital River, Inc., ('Digital River') Eden Prairie, Minnesota on March 8th, 1999 whereby Digital River will provide order processing and credit card authorization services for the Company to enable delivery of the Software to customers by electronic download, and in physical CD-ROM form. The agreement with Digital River is for a period of two years, renewable by mutual consent. Digital River is an independent third party company whose shares are traded on NASDAQ (Symbol DRIV). The Internet site for Digital River, Inc. is located at http://www.digitalriver.com. It is intended that Digital River will be the sole supplier of order processing and product delivery services for the Company. The fee levied by Digital River for the services provided will be 20% of order value received from sales of the Software.

    At December 31st, 1999 the Company had not delivered any software to Digital River and no services had been provided by Digital River on behalf of the Company.

     The Company entered into a Software Licensing Agreement (the 'Licensing Agreement') with Abacus Systems, Ltd., ('Abacus') on December 8th, 1999, whereby the Company has obtained exclusive worldwide rights to publish, copy, distribute Software products and to sub-license reproduction and distribution rights of Software products in return for future aggregate royalty payments of 15% of sales of Software. Abacus Systems, Ltd is a company controlled and managed by the President of the Company. At December 31st, 1999 the Software products are not ready for release to the market. Further testing and proving trials are required before they can be released for sale.

SOFTWARE PRODUCTS

The Company holds the exclusive worldwide marketing rights to three financial software products, known as CheckMy Banking 2000, CheckMy Loans 2000, and CheckMy Mortgage 2000 developed by Abacus Systems Ltd. All three products are designed for personal and small business users. The Software is intended to run on Windows 95 or 98 computer systems.

CheckMy Banking 2000 provides a software import feature for Quicken QIF files. Quicken (Copyright: Intuit, Inc., Mountain View) is the leading software product for the easy and efficient organization of personal and small business financial records. There are believed to be several million users of Quicken worldwide. CheckMy Banking 2000 calculates bank charges, interest and cleared and net balances.

     CheckMy Loans 2000 provides a new powerful personal and corporate loan management system. The software updates monthly loan balances, interest due and paid amounts and provides loan reports. It contains 25 software calculators for various 'what-if' possibilities, such as calculating interest savings with loan consolidation, savings arising from early loan repayments, higher monthly repayments. The software checks lenders loan interest and loan terms and finds true values.

     CheckMy Mortgage 2000 is a smart mortgage calculator that contains several advanced new mortgage comparison and forecasts of property values features. The software calculates mortgage amortization schedules, refinance balances and total mortgage interest costs. The software provides compare mortgages, and refinance sections which calculate alternative financial results from different mortgages. The software is aimed at personal users who wish to keep watch on their mortgage finances. Country settings screen will allow users to select US, Canadian, or UK mortgage calculations routines.

     The Software will provide calculation processes which will allow personal and business users to check and verify interest charges, loan repayments, mortgage repayments, bank charges, deposit clearing delays and also to calculate ways to save money by more efficient arrangement of personal or corporate finances.

     The Software will be delivered to customers either electronically directly into their computers via electronic download or by physical delivery via a CD-ROM.

METHODS OF DISTRIBUTION

     The Company intends to use the Internet to market the Software products and related User Guides.

     The Company has two Web Sites under construction located at http://www.mlnsoft.com and http://www.checkmy200.uk.com (The 'Web Sites'). The www.mlnsoft.com site is designed to addresses the US and Canadian markets for the Software, the www.checkmy2000.uk.com site is designed to site the UK market for the Software.

     It is intended that the Web Sites will provide information and specifications of the Software, copies of Software reports and screens and on-line ordering facilities. The Company has selected Digital River, Inc. as the third party provider of electronic order processing, secure credit authorization and deliverer of the Software. It is intended that on-line ordering links situated within the Web Sites will provide Internet connections to an electronic order processing web site created for the Company by Digital River. End Users wishing to purchase the Software will be able to enter their purchase choices and delivery address, pay by credit card and select either to have the Software delivered electronically direct to their computer or in CD-ROM form through postal mail or courier services organized by Digital River. On confirmed receipt of each valid order, Digital River will advise the Company on a next working day basis of the customer name and address, product(s) ordered and order value. Digital River will also provide a secure on-line management reporting system for the Company that will track the details of all orders placed and the accounting records for payments due to the Company and Digital River. Digital River will receive and hold payments from customers, deduct 20% as a service fee, and is obligated under the terms of the Electronic Software Distribution Agreement to pay the balances due to the Company within 30 days after the end of each calendar monthly period. Digital River will be solely responsible for the payment of all credit card transaction fees and the preparation and filing of any sales or use tax returns, and the payments of any and all sales or use taxes, together with any and all related interest and penalties. Payments due to the Company from sales of Software less the processing fee of 20% deducted by Digital River will be subject to adjustment by Digital River based on Software Product returns and refunds paid to End Users.

At December 31st, 1999 the Web Sites were under construction and were not available for customers to use.

     The Company incurred costs of $2,343 for the development of its Web Sites to December 31st, 1999.

     The Company intends to promote its Web Sites through inclusion in leading search engines, through advertising in web site directories, through independent editorial review of the Software products and through Internet linkages leading visitors to the Company's Web Sites. Some listings may be obtained through paid advertising.

     The Company also intends to promote its Web Sites through expanding its network of third party Internet sites that lead visitors directly to the Company's Web Sites. The Company intends to introduce a commission based sales incentive for Internet marketing affiliates ('Affiliates') which will provide a 30% sales commission on net sales income earned from buyers that originate from third party Affiliates. Sales commissions due to Affiliates will be payable by the Company within 30 days after the end of each monthly reporting period.

COMPETITION

      CheckMy 2000 products intend to compete in the worldwide market for personal, and small business financial software products that run on personal Windows 95 and 98 computers. This market is extremely competitive and there are many successful and well-established products within this market. There exists a plethora of companies developing and selling financial software, many of which have well-established operations and substantially greater financial resources than the Company. The Software is unproven and completely new. The Company has insufficient management resources and personnel to compete effectively in the market for financial software. There is a risk that the Software may not appeal to personal and business users. There is a risk of failure of the Web Sites to perform properly.

     Major competitors in the market for financial software include Intuit, Inc (Mountain View, CA), Microsoft Corporation (Redmond, WA) and Sage Computing Ltd
(UK).

SUPPLIERS

     The Company intends to copy, market, distribute and sub license Software and User Guides developed and supplied by Abacus Systems Ltd. Abacus Systems Ltd, is a private Bermuda company controlled by Anthony Bigwood, the President of the Company. Abacus has 22 other shareholders, none of whom are related to the President in any way. The Company has insufficient financial resources or skilled personnel to undertake software development on its own. It has therefore reached an agreement with Abacus whereby Abacus has developed Software at its own cost and the Company has acquired the exclusive worldwide rights to copy, reproduce, distribute the Software and sub-license rights to reproduction and distribution of the Software in return for payments to Abacus of 10% royalties of net revenue income received by the Company from sale of Software and User Guides, and a 5% royalty fee for the provision of technical support to the Company.

The provisions for termination of the Software Licensing Agreement are as follows:

1. Abacus may terminate the License, at its sole discretion, if Royalty and Fee payments due to Abacus, or any part thereof, become 120 days or more overdue.
2. Abacus may terminate the License, at its sole discretion, if management control of Millennium changes from the current arrangements.
3. Millennium may terminate the License, at its sole discretion, by giving 120 days written notice to Abacus.
4. The License will be terminated immediately upon written notice by Abacus if the confidentiality provisions are breached by Millennium.

   The confidentiality provisions within the Licensing Agreement are that the Company agrees to keep confidential all proprietary knowledge acquired about the Products, promises not to divulge any such knowledge to any third party unless prior written consent of Abacus and its representatives is provided. Failure to abide by these confidentiality rules will cause an immediate cancellation of the License.

    The Company does not intend to engage in software development activities except for the support and maintenance of its Web Sites. It may contract with Abacus Systems Ltd for the design and development of future additional software products to be provided at Abacus expense.

SEASONALITY

     The Company's proposed business may be affected by a seasonal trend, with stronger sales in the run up to Christmas period and weaker sales during the summer months.

EMPLOYEES

     The Company has no full-time employees at this time, however, the President and Secretary of the Company work for and on behalf of the Company part-time without paid remuneration at present.


LEGAL PROCEDINGS

     None.


PROPERTIES

     The Company does not own or lease any real property at this time but is using, without charge, office facilities of its President located at 2277 Lawson Avenue, West Vancouver, BC, Canada. The telephone number is 604-926-5236.

    The Company has registered the web domain name www.CheckMy2000.uk.com.


MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock trades on the OTC bulletin board with the stock symbol MLNS.


PRICE RANGE OF COMMON STOCK

Date               Volume               High/Ask          Low/Bid      Close
---------       -----------          -------------     ------------   ------
12/05/97          10,200                   .60              .25         .25
03/05/98           7,000                   .60              .25         .27
07/31/98          14,500                   .40              .20         .40
09/30/98           1,000                   .30              .30         .30
12/31/98           2,000                   .30              .03         .05
03/31/99           3,800                   .75              .365        .75
06/30/99             800                   .875             .50         .50
09/30/99           3,674                   .9375            .365        .365
01/11/99           1,000                   .9375            .9375       .9375
06/12/99             200                   .9375            .9375       .9375


These quotations are over-the-counter quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

SELECTED FINANCIAL DATA
                                   (In Dollars, except per share data)
                              --------------------------------------------
                              Dec 31, 1999   Dec 31, 1998   Dec 31, 1997
                              --------------------------------------------


Net sales                         ----       -----               ----

Operating Income (loss)       (59,187)         (6,245)         (95,614)
Net Income (loss)
Earnings (loss) per share
          - Basic              (0.011)        (0.003)          (0.10)
               - Diluted       (0.011)        (0.003)          (0.10)
Total assets                    6,867         9,854            15,089
Debt*                              0              0                0
Shareholder loan                 64,338         38,773         37,763
Shareholders equity (deficit)   (57,471)       (28,919)      (22,767)

* Excluding shareholder loans


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is in a development stage and has earned no income since the date of incorporation in February 1996. Since 1997 the Company's business objectives are to market and distribute Windows 95/98 financial software products through the Internet.

     The Company received $56,140 in working capital finance from the President and companies owned by the President during 1999 by provision of interest free loans. $38,000 of the loan finance has been exchanged for 3,800,000 shares of Company stock in lieu of cash repayment at December 31st, 1999. The total amount of working capital finance provided by the President and companies controlled by the President since the date of incorporation in 1996 to December 31st, 1999 has amounted to $159,463.

     The Company has inadequate financial resources with which to enter the market for personal financial software. Its cash balances at 31st December 1999 amounted to $2,183. The potential marketing expenses required to enter the market for personal and business software substantially exceeds the Companies current cash resources. The Company does not anticipate any cash requirements for purchase of significant equipment over the next twelve months. The Company has no definite plans to raise additional capital during the next twelve months. The Company is currently solely reliant on the President of the Company continuing to provide interest free loan finance to maintain the Company=s day to day operations. The annual operating expenses before marketing and advertising costs amount to between $15,000 and $25,000 per annum. Expenses for development of the Company's Web Sites amounting to $2,343 have been paid for by the President. The Company has no known liabilities except for repayment of loans provided by the President. These loans have been provided on an as needed basis to the Company on an interest free basis, no specific repayment term, repayable by cash or issuance of company stock. The Company currently has insufficient cash resources to repay these loans. During the next twelve months any shortfall in cash requirements may be provided through interest free loans provided to the Company by the President, however this is not guaranteed. If the President is unable to provide loan-bridging finance, the Company may have to discontinue its operations entirely.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     The business objective of the Company during the period from incorporation until July 1997 was to acquire a small growth company in the network marketing legal services provision sector.

     The search for a suitable company continued for 15 months, during which period discussions were held with several firms. The Company's investigations failed to find a suitable acquisition candidate and the search in the network legal services area was discontinued in July 1997.

      In 1998, the Company requested the President to develop a business strategy to enter the fast growing Internet business sector. Several business models of Internet companies were examined and it was concluded that Internet marketing software products was potentially promising opportunity. The Company's current business objectives are to market and distribute Windows 95/98 financial software products through the Internet.

     The Company entered into an Electronic Distribution Agreement with Digital River, Inc, ('Digital River') Eden Prairie, Minnesota on March 8th, 1999 whereby Digital River will provide order processing services for the Company to enable delivery of the Software to customers by electronic download, and facilities for warehousing and delivery of Software in physical CD-ROM form. Digital River is an independent company whose shares are traded on NASDAQ (Symbol: DRIV). The Internet address of Digital River is http://www.digitalriver.com. Digital River has not commenced providing software delivery services for the Company as of December 31st, 1999.

     The Company is capable of delivering the Software to End Users in CD-ROM form without services provided by Digital River, but is not able to deliver Software by electronic download without the facilities provided by Digital River or a similar supplier. Suppliers, such as Cybersource Corporation, Preview Systems, and ShopNow.com are able to provide alternative sources of electronic delivery of the Software. The agreement with Digital River is for a period of two years from March 8th, 1999, renewable by mutual consent.

     The Company's Web Sites are intended to link directly to Digital River computer servers. Software will be delivered to End Users by Digital River by electronic download or in physical CD-ROM form.

     The terms of the Electronic Distribution Agreement with Digital River provide that Digital River will collect sales revenues from the Software delivered by them in accounts controlled by them and they will deduct 20% of net sales revenues obtained from End User customers processed by Digital River as a Margin Payment for their facilities provided on behalf of the Company. The Margin Payment to the Company shall be subject to adjustment by Digital River based on Software returns and refunds paid to End Users. The terms of the agreement are that Digital River will notify the Company within thirty days after the end of each calendar month about payments processed during the previous calendar month and will pay any net balances owing to the Company within the said thirty days.

     Digital River had not received copies of the Software at December 31st, 1999.

     Clause 16, 'Term and Termination' of the agreement with Digital River contains the following provisions:

     'This Agreement will continue in effect for two (2) years from the date hereof (March 8th, 1999). This Agreement will be automatically renewed for successive additional one (1) year terms (each, a Renewable Term) unless terminated by either party upon ninety (90) days written notice prior to the expiration of the Initial Term or any Renewable Term.

     The Agreement may be terminated by a party immediately by written notice to the other party upon the occurrence of any of the following events: (i) If the other party ceases to do business, or otherwise substantially terminates its business operations; (ii) If the other party shall fail to promptly secure or renew any license registration, permit authorization or approval for the conduct of its business in the manner contemplated by the agreement or if any such license, registration, permit, authorization or approval is revoked or suspended and not reinstated within thirty (30) days; (iii) If the other party materially breaches any provision of the agreement and fails to fully cure such breach within thirty (30) days of written notice describing the breach; or (iv) If the other party becomes insolvent or seeks protection under any bankruptcy laws, creditors arrangements, composition or comparable proceedings, or if any respect whatsoever affect a party's obligations to make payments top the other party in connection with the distribution of Products that occurred prior to the termination of the agreement'

     The Company entered into a Software Licensing Agreement with Abacus Systems Ltd., on December 8th, 1999, whereby the Company has obtained exclusive worldwide rights to publish, copy distribute the Software, sub-license reproduction and distribution rights to the Software developed by Abacus in return for future royalty payments. Abacus expects to deliver Software to the Company under the terms of the licensing agreement in March 2000. The Company has agreed to pay Abacus 10% of royalties based on net revenues received from the sale of Software licensed by Abacus to the Company plus a 5% royalty based on net revenues received from the sale of Software licensed by Abacus to the Company for technical support.

     Abacus Systems Ltd is a company controlled and managed by the President of the Company.

     The Company has inadequate financial resources with which to enter the market for personal financial software. Its cash balances at 31st December 1999 amounted to $2,154. The potential marketing expenses required to enter the market for personal and business software substantially exceeds the Companies current cash resources. The Company does not anticipate any cash requirements for purchase of significant equipment over the next twelve months. The Company has no definite plans to raise additional capital during the next twelve months. The Company is currently solely reliant on the President of the Company continuing to provide interest free loan finance to maintain the Company's day to day operations. The annual operating expenses before marketing and advertising costs amount to between $15,000 and $25,000 per annum. The President has provided $2,343 for development and maintenance of the Company's Web Sites to December 31st, 1999. The Company has no known liabilities except for repayment of loans provided by the President. These loans have been provided on an 'as needed' basis to the Company on an interest free basis, no specific repayment term, repayable in cash or by issuance of company stock. The Company currently has insufficient cash resources to repay these loans. During the next twelve months any shortfall in cash requirements may be provided through interest free loans provided to the Company by the President, however this is not guaranteed. If the President is unable to provide loan-bridging finance, the Company may have to discontinue its operations entirely.

     Sales of Software had not commenced at December 31st, 1999 and the Company had received no income since incorporation.

     There are substantial uncertainties and risks involved with the business plans of the Company, and added substantial uncertainties and risk whether the Company's cash resources will be sufficient to meet the demands placed on the Company. There is substantial uncertainty whether the Company will be able to generate sufficient revenues to maintain its operations over the next twelve months without additional capital raised or additional interest free loans from the president.

     The Company has no history of marketing software products.

     The Company has no history of using a third party such as Digital River to deliver software electronically and there may be substantial risks involved in delivering products by electronic download to End Users. There may be substantial risks involved in the ability of Digital River to pay amounts owing to the Company under the terms of the Electronic Software Distribution Agreement. Digital River possessed cash resources in excess of $50 million at December 31st, 1999 which may, or may not, be sufficient to continue its operations for the remaining period of the agreement.

     If Digital River is unable to raise additional working capital, the Company may be at risk from a withdrawal of services by Digital River that would impact the Company's abilities to deliver to deliver products electronically. Other companies such as Cybersource Corporation, Preview Systems, ShopNow.Com, Inc provide similar services to Digital River. The Company is able to deliver product in CD-ROM form and process payments without the facilities of Digital River being available.

     There are substantial risks involved in marketing new software products if the software contains unknown software errors ('Errors') that cause program failures when in the hands of End Users. The Software may contain several unknown Errors that may cause product to be returned and sales revenue reimbursed to the End User. There is a risk of substantial returns if the Software contains such Errors.

     There are substantial risks involved in bringing the new Web Sites to market and in the Company's ability to attract visitors to the Web Sites. There are several hundreds of millions of web sites in existence, and many of them compete strongly in securing prime Search Engine placements and in the amount spent on marketing expenditures to attract visitors. The Company does not possess sufficient financial resources to compete effectively in this market.

     There are substantial risks involved in relying on Affiliates to bring buyers to our Web Sites. Affiliates can remove the Company's banner from their websites at any time without notice. Such action would cause sales of the Software through Affiliates to cease from such sites.

     There is no expected significant change in the number of employees during the year 2000.

Y2K ISSUES

     The Company may experience problems internally or externally when computer clocks moved forward in to the year 2000. There is inadequate information available to determine the extent to which Y2K problems may impact upon the Company, its bankers, suppliers and other parties. No Y2K problems were experienced to December 31st, 1999.

ITEM 4  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of December 31st, 1999, the outstanding shares of common stock of the company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and share holding of each officer and director and all officers and directors as a group.


Title of
Class           Name & Address          Amount & Nature           % of class
              of beneficial owner       of beneficial owner
_______________________________________________________________________________

Common      Abacus Systems Ltd          1,668,000               30.90
            44 Church Street
             Hamilton
              Bermuda

Common      Abacus Corporation Ltd     1,942,208                35.98
            Kissack Court
            Ramsey
            Isle of Man
       United Kingdom


Common        A.M. and E.J.Bigwood (2)   8,586,080 (2)              79.52
              2277 Lawson Avenue
              West Vancouver
              BC V7V 2E3 Canada

Common        Officers and Directors     4,291,790 (1)              79.52
              Combined


(1) The President shareholdings include options ('Options') to purchase 300,000 shares at $.01 which are exercisable until November 21, 2002

(2) 4,291,790 shares belong to A.M. Bigwood. 4,291,790 shares belong to E.J. Bigwood. 2,500 shares belong to James Bigwood, Mr. and Mrs. Bigwood's son.

Mr. Bigwood and Mrs. Bigwood each hold 50% ownership of Abacus Corporation Ltd. Abacus Corporation Ltd controls 96.825% ownership of Abacus Sysytems Ltd. Abacus Systems Ltd holds directly 1,668,000 shares of the Company. Abacus Corporation Ltd holds directly 326,750 shares of the Company. The beneficial ownership of 1,942,208 shares by Abacus Corporation Ltd includes its holdings through Abacus Systems Ltd.

The fully diluted number of shares issued amounted to 5,398,500 on December 31st 1999 including 300,000 Options issued to the President. These shareholdings and Options are used as the basis of calculations of % of Class.

CHANGES IN CONTROL

     There are currently no arrangements that will result in a change in control of the Company.


ITEM 5  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth certain information with respect to each of the Directors, Executive Officers of the Company, their ages, and all positions with the company.


Name                       Age                         Position
________________________________________________________________________________

Anthony M. Bigwood           60                        President and Director
2277 Lawson Avenue
West Vancouver
BC V7V 2E3 Canada

Elizabeth J. Bigwood         58              Secretary/Treasurer and Director
2277 Lawson Avenue
West Vancouver
BC V7V 2E3 Canada
________________________________________________________________________________

     Anthony Michael Bigwood B.Sc., PhD., MBA(Sloan). President and Director. Age 60, British citizen. Dr. Bigwood was educated in Britain where he attended the University of Bristol studying natural sciences. He continued his studies after his degree to earn a Ph.D. He was recruited by Unilever as management trainee and held several management positions in Unilevers= chemical division. He joined the mining finance group Rio Tinto Zinc Corporation as a financial management consultant and was appointed Director of RTZ Consultants Ltd. within three years of joining the firm. Dr. Bigwood was selected as >executive of the year= by RTZ and selected to join the Sloan MBA Program at the London Business School for one year where he studied banking, finance and management sciences. On rejoining RTZ he became managing director of RTZ Computer Services, RTZ Software and Rio Tinto Management Services (Toronto). He left RTZ to start his own computer company which he ran successfully. He sold his shareholdings after 6 years. Thereafter Dr. Bigwood has continued to provide financial consulting advisory services and has lead several negotiations with major banks to secure financing for corporate acquisitions. Dr. Bigwood controls several private companies including Abacus Corporation, Ltd., (Isle of Man, UK) and Abacus Systems Ltd (Bermuda) and in addition is President of the following US companies: Asia & Pacific Mining Ventures, Inc., Mid West Oil & Gas, Inc. and General Audit Systems, Inc.

     Elizabeth J. Bigwood MCSP, Company Secretary and director, age 58, British citizen. Mrs. Bigwood was educated in Britain where she trained as a physiotherapy nurse. She has worked in orthopedic hospitals and children intensive care hospitals where she specialized in treating spinal deformities and was responsible for running a special needs clinic for several years. She has organizational and record keeping skills to which she applies to the maintenance of company records.

     Our executive officers have served since February of 1996. A director=s term of office is ten (10) years, renewable by mutual consent. The next renewal date is February 1st, 2006.

FAMILY RELATIONSHIPS

     Anthony M. Bigwood, President and Director, and Elizabeth J. Bigwood, Secretary/Treasurer and director, are husband and wife.


ITEM 7  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Each of the officers and directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office or serve on boards of directors. Certain conflicts of interest may arise between the Company and its officers and directors. The primary conflict of interest is the amount of time that the officers are able to devote to the Company as opposed to their other business ventures. As the Company begins to procure revenues, more time will be devoted to the Company. Another possible conflict of interest could arise from the fact that the Company President, Anthony Bigwood, also controls Abacus Systems, Ltd., which is the sole supplier of the software products that the Company markets. A contract exists (attached hereto as exhibit No. 10) which specifies the relationship and various responsibilities of each party in this matter.

     The Company will attempt to resolve any such conflicts of interest in favor of the Company. The officers and directors of the company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A Shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Company.

     Abacus Systems Ltd, is a private Bermuda company controlled by Anthony Bigwood, the President of the Company. Abacus has 22 other shareholders, none of whom are related to the President in any way. The Company has insufficient financial resources or skilled personnel to undertake software development on its own. The Company has acquired the exclusive rights to copy, reproduce, distribute and sub-license rights to reproduce and distribute CheckMy Banking 2000, CheckMy Loans 2000 and CheckMy Mortgage 2000 together with User
Guides (the 'Software') in return for payments to Abacus of 10% royalties of net revenue income received by the Company from sale of the Software, and a 5% royalty fee for the provision of technical support to the Company.

     The provisions for termination of the Software Licensing Agreement are as follows:

1. Abacus may terminate the License, at its sole discretion, if Royalty and Fee payments due to Abacus, or any part thereof, become 120 days or more overdue.
2. Abacus may terminate the License, at its sole discretion, if management control of Millennium changes from the current arrangements.
3. Millennium may terminate the License, at its sole discretion, by giving 120 days written notice to Abacus.
4. The License will be terminated immediately upon written notice by Abacus if the confidentiality provisions are breached by Millennium.

   The confidentiality provisions within the Licensing Agreement are that the Company agrees to keep confidential all proprietary knowledge acquired about the Products, promises not to divulge any such knowledge to any third party unless prior written consent of Abacus and its representatives is provided. Failure to abide by these confidentiality rules will cause an immediate cancellation of the License.

     The terms of the Software License agreement with Abacus are that Abacus has developed the Software at its own expense and has granted an exclusive license to the Software to the Company and provides technical and customer support for the Company in exchange for future royalties payments of 15% in aggregate of revenues obtained by the Company from sales of the Software. The Company has researched the percentage amount of annual sales income expensed by unrelated third party software companies developing and selling pre-packaged financial software products on software research and development and technical support prior to entering into the Licensing Agreement with Abacus to determine if the basis of the proposed future royalty payments of 15% of sales revenues to Abacus for the rights to the Software was on no better terms than could be obtained from an unrelated third party software company at arms' length. The study undertaken by the Company found that unrelated third party software companies spend on average a greater proportion of their annual revenues on research and development and technical support than the future royalty payment of 15% due to Abacus. The Company is satisfied that the basis of payment of 15% royalties by the Company to Abacus is on terms consistent with or better for the Company than could be obtained from unrelated third party companies and consistent with or better for the Company than if the Company had developed the Software at its own expense, which it would not have been able to do without securing additional cash resources.

     Comparable expenditures on research and development and technical and customer support by pre-packaged software companies expressed as a percentage of annual revenues obtained from recent filings with the Securities and Exchange Commission, Washington, DC are as follows: Sales income figures are displayed in $ thousands:


Company        Annual Sales   Research & Dev Support
Oracle          $8,827,000          17%          35%
Intuit            $847,500          17%           15%
Best Software      $69,000          16.2%         N/A
Sagent Technologies $48,000          26%           N/A

Average                             19.05%        25%

                                    License       Support
Future royalty
Payments to Abacus                     10%           5%


    The Company does not intend to engage in software development activities except for the support and maintenance of its Web Sites. The Company incurred costs of $2,343 on development of its Web Sites to December 31st, 1999, which was paid on behalf of the Company by the President.

     The Company may contract with Abacus Systems Ltd for the future design and development of additional software products to be provided at Abacus expense.

     In August of 1997 the Company approved a private placement of shares to Asia Pacific Mining (Bermuda) Ltd., which is controlled by the Company President. (Note: Asia Pacific Mining (Bermuda) changed its name to Abacus Systems Ltd, in 1999). 1,180,500 shares at $.05 each were issued to raise $59,250.

     The Company issued 3,000,000 shares, in September 1999, to the President, Dr. A. M. Bigwood (2,000,000 shares) and Abacus Systems Ltd (1,000,000), a company controlled by the President, at $0.01 per share in lieu of monetary repayment of debt of $30,000 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $30,000.

     The Company authorized the issue of 50,000 shares, in lieu of monetary repayment of debt of $500 owed by the Company to General Audit Systems, Inc., a Company controlled by the President on September 29th, 1999. The shares were issued in October 1999.

     The Company issued 7,500 shares, in December 1999, to Abacus Systems Ltd, a company controlled by the President, at $0.01 per share in lieu of monetary repayment of debt of $75.00 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $75.

     The Company granted 300,000 incentive options (the 'Options') on common shares to the President at an exercise price of $.01 per share on November 22, 1999. The terms of the Options are payment in cash within a 3 year period ending November 21st, 2002, after which date any outstanding Options will be cancelled. The value of share holders equity based on the financial statements prepared by the Company's auditors was -0.01 (negative) per share on September 30, 1999.

     The President has advanced loans to the Company from time to time to provide funds for company expenses. The terms of the loans are interest free, without specific term, repayable in cash or by issue of company shares. Currently the Company does not have sufficient funds to repay these loans. The Company has issued 3,057,500 shares to the President and companies controlled by the President at $0.01 per share in lieu of repayment of $30,575 in cash.

     The per share value of shares issued for services, repayment of shareholder loans cash, and incentive stock options during the period January - December 1999 was determined firstly by reference to whether the volume of stock transactions during the immediately prior three month period on the OTC represented 1% or greater of the total number of shares issued, to establish fair market value. In the director's opinion, trading volume of less than 1% of shares issued does not constitute a proper market for the purposes of establishing fair market value. During each quarterly period during January 1st, 1999 - December 31st, 1999 the volume of shares traded on the OTC market amounted to 0.187%, 0.04%, 0.181% and 0.024% of the total number of shares issued, all of which fell below the threshold of 1% of shares issued. The per share value of shares issued for services, repayment of shareholder loans, cash and incentive stock options was then determined by reference to total stockholders' equity value reported in the current period financial statement divided by the number of shares issued, or $0.01 per share, whichever is the greater value at the date of issuance of shares.

ITEM 6  EXECUTIVE COMPENSATION

     Any compensation received by officers or directors of the Company will be determined from time to time by the Board of Directors. The company is currently developing a new Internet business venture and has not paid any salaries or executive compensation. The executive officers and directors will not receive compensation until operations commence.

     Stock Options - The Company granted 300,000 incentive options (the 'Options') on common shares to the President at an exercise price of $.01 per share on November 22, 1999. The terms of the Options are payment in cash within a 3 year period ending November 21st, 2002, after which date any outstanding Options will be cancelled. The options can be converted into common shares upon full payment in cash. No part payments are allowed. Any number of options may be converted at any time within the three year period. Any and all options which remain unconverted to common shares after November 21st, 2002 and the attached right to convert to common shares will be cancelled.

     The audited value of shareholders equity based on the financial statements prepared by the Company's auditors was -0.01 (negative) per share on September 30, 1999.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

_______________________________________________________________________________
               Number of Securities       % of total
               Underlying Options/SARs    Options/SARs     Execise/Base   Exp.
     Name      Granted                    Granted in 1999  Price($/sh)   Date
    _______     ______________________    _______________  ___________  ________

Anthony Bigwood          300,000                100%        $.01/sh     10/21/02


     The Company's transfer agent at December 31st, 1999 is Interwest Transfer of Salt Lake City, Utah. Interwest Transfer confirms that as of 12/31/99, there are approximately 82 shareholders of record.

DIVIDENDS

     To date, the Company has not paid any dividends on its common stock. The payment of dividends by the Company, if any in the future, rests within the discretion of its Board of Directors and will depend among other things, upon the Company's earning, its capital requirements and its financial condition, as well as other relevant factors.

ITEM 10 - RECENT SALE OF UNREGISTERED SECURITIES

     In August of 1997 the Company approved a private placement of shares to Asia Pacific Mining (Bermuda) Ltd., which is controlled by the Company President. (Note: Asia Pacific Mining (Bermuda) changed its name to Abacus Systems Ltd., in 1999). 1,180,500 shares at $.05 each were issued to raise $59,250.

     The Company issued 3,000,000 shares, in September 1999, to the President, Dr. A. M. Bigwood (2,000,000 shares) and Abacus Systems Ltd (1,000,000), a company controlled by the President, at $0.01 per share in lieu of monetary repayment of debt of $30,000 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $30,000.

     The Company authorized the issue of 50,000 shares, in lieu of monetary repayment of debt to General Audit Systems, Inc., a Company controlled by the President, for payment by General Audit Systems, Inc., on behalf of the Company, of $500 in September 1999 for expenses. These shares were issued in October 1999.

     The Company issued 7,500 shares, in December 1999, in lieu of monetary repayment of debt to Abacus Systems Ltd, a company controlled by the President, at $0.01 per share as compensation for $75.00 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $75.

     1,000 shares were issued to Ms. D Stoute during 1999 for provision of software development services amounting to $10.00.

     5,000 shares were issued by Private Placement to other parties during 1999 for $50 cash. 2,500 shares were issued to Peter and Susan Cassidy of London, Ontario, Canada. The other 2,500 shares were issued to Mr. Steven Buist of Hamilton, Ontario, Canada.

     All of the above mentioned shares were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 11  Description of Securities

     The authorized capital stock of the Company consists of 25,000,000 Shares of Common Stock. The holders of Common Stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution or winding up of affairs of the Company; (iii) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (iv) are entitled to one noncumulative vote per share, on all matters which shareholders may vote on at all meetings of shareholders. At this time there are approximately 7,504,500 shares outstanding, including 300,000 Options granted to the President.

NONCUMULATIVE VOTING

     Holders of Shares of Common Stock of the Company do not have cumulative voting rights which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

PENNY STOCK REGULATION

     The Securities Exchange Commission (the 'SEC') has adopted rules that regulate broker dealer practices in connection with transactions in 'penny stocks.' Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system.) The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchase and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Company's common stock is subject to the penny stock rules, and accordingly, investors in this Offering may find it difficult to sell their shares, if at all.

ITEM 13.     Financial Statements
The Company's financial accounts have been audited by D. Coffey CPA from 1996 to December 31st,1999. There have been no disputes or disagreements with the auditor.
   A.           Summary of significant accounting policies.

     In compliance with SOP 98-5 all organizational costs were fully expensed in the December 31st, 1998 financial accounts.

     In compliance with para 12 of SFAS 7 the nature of the Companies development activities during the accounting periods have been as follows:

     December 31st, 1997. The Company was engaged in negotiations with several third party arms length companies in Canada and Singapore in pursuit of its search for possible acquisition and merger. No suitable acquisition was found and the Company terminated these negotiations. The Company was in its development phase and did not earn any revenues during the period.

     December 31st, 1998. The Company was engaged in laying plans to develop an Internet based business. It was not engaged in any other commercial activities during the current period. The Company was in a developmental phase and did not earn any revenues during the period.

     December 31st, 1999. The Company was engaged in developing an Internet based business and commenced development of a web site. The Company entered into an Electronic Software Distribution Agreement with Digital River, Inc. in March 1999. The Company entered into a software licensing agreement with Abacus Systems Ltd, a company controlled by the President. The Company was in its development phase and did not earn any revenues during the period.

     The Company's accounting policy in regards to exchanging stock for services rendered is to expense the cost and issue stock in lieu of cash payment.

     The Company's accounting policy in regards to exchanging stock for shareholder loans advanced to the Company is to issue stock in lieu of cash repayment and reduce the shareholder loans by the value of stock issued.

     The useful life of computer equipment is depreciated over five (5) years.

     The Web Sites software development costs paid by the President and expensed by the Company to December 31st, 1999 amounted to $2,343.

     No compensation expense has been recognized in the financial statements for 1999 for the issue of incentive stock options to the President.


MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND
DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                                              Page Number
INDEPENDENT ACCOUNTANT'S REPORT.........................           1

FINANCIAL STATEMENT
          Balance Sheets................................           2

          Statements of Operations and Deficit
           Accumulated During the Development Stage.....           3

          Statement of Changes in Stockholders' Equity..           4

          Statement of Cash Flows.......................           5

          Notes to the Financial Statements.............         6-9

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Millennium Software, Inc.
Las Vegas, Nevada

  I have audited the accompanying balance sheets of Millennium Software, Inc. (a development stage company) as of December 31, 1999, and December 31, 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from February 20, 1996, (date of inception) to December 31, 1999. These statements are the responsibility of Millennium Software, Inc's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted an audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principle used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the accompanying financial statements present fairly, in all material aspects, the financial position of Millennium Software, Inc. as of December 31, 1999, and December 31, 1998, and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from February 20, 1996, in conformity with generally accepted accounting principles.

/s/David Coffey
David Coffey, C.P.A.
Las Vegas, Nevada
June 14, 2000

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                          December 31
                                                 -------------------------------
                                                     1999              1998
                                                 ------------      -------------
ASSETS
Cash                                            $       2,154      $       2,884

Computers less accumulated depreciation
of $6,567 and $4,310, respectively                      4,713              6,970
                                                      -------            -------
   Total Assets                                 $       6,867      $       9,854
                                                      =======            =======
LIABILITIES & STOCKHOLDERS' EQUITY

Loans from stockholders                         $      64,338             38,773
                                                      -------            -------
   Total Liabilities                                   64,338             38,773

Stockholders' Equity
   Common stock, authorized 25,000,000
   shares at $.004 par value, issued and
   outstanding 5,098,500 shares and
   2,035,000 shares, respectively, after
   giving effect to a 4 to 1 reverse split
   Effective July 30, 1997                             20,394              8,140
   Additional paid-in capital
   Deficit accumulated during the
   Development stage                                 (197,833)         (138,646)
                                                      -------           --------
     Total Stockholders' Equity                       (57,471)          (28,919)

Total Liabilities and Stockholders' Equity      $       6,867      $       9,854
                                                     ========            =======

The accompanying notes are an integral part of these financial statements.

                                         -2-
MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)

                               Twelve months ended December 31,  From Inception,
                               --------------------------------  Feb.20, 1996 to
                                    1999              1998       Dec.31, 1999
                               --------------    --------------  ---------------
Income                         $            0    $            0 $              0

Expenses
   Advertising                              0                 0            7,286
   Amortization of organizational costs     0               633            1,000
   Auto expenses                            0                 0            2,416
   Computer expenses                       10                 0            3,985
   Consulting                               0                 0            1,000
   Depreciation                         2,257             2,256            6,567
   Research and development             2,343                 0            2,343
   Internet expenses                      801                 0           12,801
   Legal and professional fees         21,180             2,804           63,669
   Office expenses                        446               552            4,802
   Telephone                            1,991                 0            4,800
   Travel, meals, and lodgings         30,159                 0           87,164
                                -------------    ---------------  --------------
Total expenses                         59,187             6,245          197,833

Net loss                              (59,187)           (6,245)  $    (197,833)
                                                                       =========
Retained earnings, beginning of period(138,646)        (132,401)
                                --------------    --------------
Deficit accumulated during
the development stage           $     (197,833)        (138,646)
                                ==============    ==============
Earnings (loss) per share,
after giving effect to a 4 to 1 reverse
split effective July 30, 1997:
Net loss, assuming no dilution  $        (0.02)   $         0.00  $       (0.10)
                                ===============   ==============        ========
Net loss, assuming full dilution$        (0.02)             0.00  $       (0.10)
                                ===============   ==============        ========
Weighted average shares,
no dilution                          3,055,625         2,035,000       2,024,881
                                ===============   ==============        ========
Weighted average shares,
fully diluted                        3,105,625         2,035,000       2,041,548
                                ===============   ==============        ========

The accompanying notes are an integral part of these financial statements.
                                         -3-

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 20, 1996, (Date of Inception) TO December 31, 1999

                                         Common Stock     Additional
                                     Shares      Amount   Paid-In
                                                          Capital      Total
                                   ---------   ---------  ----------   ---------
Balance February 20, 1996            ----      $  ----     $  ----     $  ----
Issuance of common stock for
services, March, 1996              1,000,000       1,000          0        1,000
Issuance of common stock for
cash, March, 1996                  1,000,000       1,000          0        1,000
May, 1996                          1,418,000       1,418     69,482       70,900
Less offering costs                        0           0    (22,198)    (22,198)
Less net loss                              0           0          0     (36,787)
                                    ---------   ---------  ---------   ---------
Balance, December 31, 1996         3,418,000       3,418     47,284       13,915
Reverse stock split 4 to 1
on July 30, 1997                  (2,563,500)          0          0            0
Issuance of common stock
for cash, August, 1997             1,180,500       3,418     54,303       59,025
Less net loss                              0           0          0     (95,614)
                                   ---------    ---------  ---------   ---------
Balance, December 31, 1997         2,035,000       8,140    101,587     (22,674)
Less net loss                              0           0          0      (5,198)
                                   ---------    ---------  ---------   ---------
Balance, September 30, 1998        2,035,000       8,140    101,587     (27,872)
Less net loss                              0           0          0      (1,047)
                                   ---------    ---------  ---------   ---------
Balance, December 31, 1998         2,035,000       8,140    101,587     (28,919)
Issuance of common stock
for cash, June, 1999                   5,000          20         30           50
Issuance of common stock to
offset debt, September, 1999       3,050,000      12,200     18,300       30,500
Issuance of common stock for
services, June 1999                    1,000           4          6           10
Issuance of common stock to
offset debt, December, 1999            7,500          30         45           75
Less net loss                              0           0          0     (59,187)
                                   ---------    ---------  ---------   ---------
Balance, December 31, 1999         5,098,500    $ 20,394   $119,968    $(57,471)
                                   =========    ========= ==========   =========
The accompanying notes are an integral part of these financial statements.
                                       -4-

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

                                    Twelve months ended Dec. 31,  From Inception
                                    ---------------------------   Feb.20,1996 to
                                        1999               1998   Dec.31,1999
                                    --------           --------   --------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                         $   (59,187)        $   (6,244) $     (197,833)
Non-cash items included in net loss:
   Issue of stock for services            10                  0           1,010
   Amort. of organizational costs          0                633               0
   Depreciation                        2,257              2,256           6,567
Adjustments to reconcile net loss to
cash used by operating activity:
   Loans from stockholders            56,140              1,010          94,913
   Stock issued to repay loans
   From stockholders                 (30,575)                 0         (30,575)
                                    ---------           --------     -----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                 (31,355)            (2,345)       (125,918)

CASH FLOWS USED BY
INVESTING ACTIVITIES
   Computers                               0                  0          11,280
                                    ---------           --------     -----------
NET CASH USED BY INVESTING ACTIVITIES      0                  0          11,280

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
   Issue of stock to offset
   loans from stockholders            30,575                  0          30,575
   Sale of common stock                   50                  0           7,190
   Paid-in capital                         0                  0         123,785
   Less offering costs                     0                  0         (22,198)
                                    ---------           --------     -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                  30,625                  0         139,352
                                    ---------           --------     -----------
NET INCREASE IN CASH                    (730)            (2,345)    $     2,154
                                                                     ===========
CASH AT BEGINNING OF PERIOD            2,884              5,229
                                    ---------           --------     -----------
CASH AT END OF PERIOD              $   2,154            $ 2,884
                                    =========           ========     ===========
The accompanying notes are an integral part of these financial statements.
                                        -5-

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated on February 20, 1996, under the laws of the State of Nevada as 'Legal Protection Services, Inc.'. The business purpose was then to sell prepaid legal services. On July 10, 1997, the shareholders approved a change of name to 'Millennium Software, Inc.'. The Company is still in the development stage and has not generated any revenue from operations. The Company is engaged in the development of an Internet-based business and commenced development of a web site.
     The Company entered into an Electronic Distribution Agreement with Digital River, Inc. in March of 1999.

         The Company adopted, effective December, 1998, SOP 98-5 issued by the Securities & Exchange Commission. SOP 98-5 specifies that all organizational costs be expensed as incurred. Consequently, the unamortized organizational cost balance was recognized as a December, 1998, expense.

         The Company will adopt future accounting policies and procedures based upon the nature of transactions.

NOTE B   COMPUTER EQUIPMENT

         Computer equipment is carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the asset are capitalized.
Expenditures for software development, maintenance, and support of the Internet web site are charged against operations as incurred.

         Depreciation of the equipment is provided using the straight-line method over the estimated useful lives fro both federal income taxes and financial reporting. Computer equipment is depreciated over five years.

NOTE C   LOANS FROM STOCKHOLDERS

         The Company's President, or companies controlled by the Company's President, have extended loans to the Company at no interest, payable on demand, for working capital purposes. As of December 31, 1999, the Company had issued 3,057,500 shares of common stock, at $.01 per share, in repayment of $30,575 of its loans from stockholders. The balance due after the issuance of shares was $64,338 as of December 31, 1999.

                                         -6-

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998
(continued)

NOTE D   EARNINGS (LOSS PER SHARE)

         Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming that stock options, convertible bonds, or similar instruments have been exercised.

NOTE E   STOCK ISSUANCE

         In June of 1999, the Company issued 5,000 shares of its common stock at $.01 per share, for a total of $50 cash. Also in June of 1999, the Company issued 1,000 shares of its common stock at $.01 per share for a total of $10, in exchange for services. The policy of the Company is that, when it issues stock for services, the assigned value of the stock is expensed in the Statement of Operations.

         In September of 1999, the Company issued 3,000,000 shares of its common stock and approved the issue of another 50,000 shares, at $.01 per share, a total of $30,500, in repayment of loans from stockholders. In
December of 1999, the Company issued 7,500 shares of common stock, at $.01 per share for a total of $75, in repayment of loans from stockholders.

NOTE F   REVERSE STOCK SPLIT

         On July 10, 1997, the stockholders approved a 4 for 1 reverse stock split to be effective July 30, 1997.

NOTE G   CONTRACTS AND COMMITMENTS

         The Company entered into an Electronic Software Distribution Agreement with Digital River, Inc., Eden Prairie, Minnesota, in March of 1999.
The agreement is for a period of 24 months, expiring March 7, 2001, renewable for successive one-year terms unless terminated by either party. Under the terms of the agreement Digital River provides

                                         -7-

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998
(continued)

NOTE G   CONTRACTS AND COMMITMENTS (continued)

         Computer facilities to deliver software purchased through the Company's web site, electronically by downloading or by delivery of physical CD versions. The Company's web site links directly to the Digital River order processing web site. The Company has not yet delivered any software to Digital River. The agreement provides for company indemnification of Digital River (and its successors) against any and all liabilities, losses, damages and expenses associated with or incurred as a result of any claims, action or proceeding instituted against Digital River as a result of acts or failures to act on the part of the Company. No known current or future liabilities exist under the terms of the agreement with Digital River at the date of this financial statement. Digital River is not a related third party as defined by SFAS 57.

         The Company entered into a Software Licensing Agreement with Abacus Systems, Ltd., on December 8, 1999, whereby the Company has obtained worldwide rights to publish, copy distribute, and sub-license reproduction and distribution rights to software products developed by Abacus in return for future royalty payments. Abacus Systems, Ltd., is a private company controlled by the President of the Company. The
Company has agreed to pay a 10% royalty based on net revenues from the sale of software licensed to Abacus to the Company plus a 5% royalty based on net revenues received from the sale of software licensed by Abacus to the Company for technical support.

NOTE H   RELATED PARTY TRANSACTIONS

         In September of 1999 the Company issued 3,000,000 shares of its common stock and approved the issuance of another 50,000 shares, at $.01 per share, as a reduction of $30,500 payable to the Company's President or companies controlled by the Company's President. In December of 1999 the Company issued another 7,500 shares of its common stock at $.01 per share for a similar debt reduction of $75.

         The Company's President has paid $2,343 for expenses for the development of web sites on behalf of the Company. This amount is included in the loans from stockholders balance of $64,338 as of December 31, 1999.
                                           -8-
MILLENNIUM SOFTWARE, INC.
( A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998
(continued)

NOTE H   RELATED PARTY TRANSACTIONS (continued)

      The Company entered into a Software Licensing Agreement with Abacus Systems, Ltd., on December 8, 1999, whereby the Company has obtained worldwide rights to publish, copy distribute, and sub-license reproduction and distribution rights to software products developed by Abacus in return for future royalty payments. Abacus Systems, Ltd., is a private company controlled by the President of the Company. The Company has agreed to pay a 10% royalty based on net revenues from the sale of software licensed to Abacus to the Company plus a 5% royalty based on net revenues received from the sale of software licensed by Abacus to the Company for technical support. No sales have been made and no royalty payments were due as of December 31, 1999.

NOTE I   STOCK OPTION

     On November 22, 1999, the Company issued an option to its President to acquire 300,000 shares of its common stock at a price of $.01 per share, for $3,000 cash. The terms of the Option are payment in cash within a three year period ending November 21, 2002, after which date any outstanding options will be canceled. The options can be converted into common shares upon full payment in cash. Any number of options can be converted at any time during the three-year period. Any and all options which remain unconverted to common shares after November 21, 2002, and the attached right to convert to common shares will be canceled.

CONTRACTS

       Electronic Software Distribution Agreement


     This agreement is made and entered into on March 8th, 1999 by and between Digital River, Inc., its successors or assigns, 9625 West 76th Street Eden Prairie, Minnesota 55344 (>DR=) and the Millennium Software, Inc registered office at 2950 East Flamingo Road, Suite G, Las Vegas, Nevada 89121 a corporation, hereafter referred to as 'Vendor', with its principal office at 2277 Lawson Avenue, West Vancouver BC V7V 2E3 Canada.

BACKGROUND
 a. Vendor is the Owner of all rights (or has a license to sell) to the Software as defined hereunder.
 b. Vendor desires to enter into an Agreement with the DR to allow DR to distribute the Software.
 c. DR desires to obtain the right to distribute the Software.;

NOW THEREFORE, the parties hereby agree as follows:

1.DEFINITIONS
 a. Software: the executable object code for the Vendor's software identified on Exhibit A, including all subsequent versions thereof provided to the DR pursuant to this Agreement.
 b. Documentation: all computer readable and/or printed instructions, manuals and other materials normally provided from time to time by Vendor to End Users for use of the Software, and all subsequent versions thereof provided to DR pursuant to this Agreement.
 c. End-User License Agreement (EULA): the computer readable license agreement provided by Vendor that governs the use of the Product by End Users, and which is to be included with each copy of the Product sold by DR hereunder.
 d. DR Materials: computer readable materials provided by DR for inclusion in an electronic package containing the Software, Documentation, and EULA, which materials have been approved by Vendor.
 e. Product: a copy of the Software, Documentation, EULA and DR Materials , if any, packaged in computer readable form together for electronic delivery on www.digitalriver.com (or equivalent) and/or in tangible packaged form for delivery in accordance with this Agreement, as identified on Exhibit A.
 f. End User: person(s) or organization(s) that acquire a Product for use rather than resale or distribution.
 g. Vendor Trademarks: the trademarks, trade names and logos used by Vendor in connection with the product.
 h. Territory: all countries in the world except (i) countries to which export or re-export of any Product, of the direct products of any Product is prohibited by the United States law without first obtaining the permission of the United States Office of Export Administration or its successors, and (ii) countries that may be hereafter explicitly excluded pursuant to the terms of this Agreement.
 i. Dealer: person(s) or organization(s) that resell the Products.
 j. Site: the Vendor's World Wide Web Site
 k. Host Sales: sales of the Products originating from the Site.
 l. Channel Sales: sales of the Product originating from a source other that the Site.

Electronic Software Distribution Agreement

 m. Transaction: the processing at one time of a payment made by an End User, which processing of payment may include more than one (1) Product.

2. LICENSE
 a. Vendor hereby grants DR, within the Territory, a license and right to:
     1. Reproduce and distribute the Product in computer readable form to the End Users and/or Dealers;
     2. Package the Product in a computer readable form reasonably specified by Vendor.
     3. Utilize the Vendor Trademarks in connection with the replication of the Product, packaging and distribution of the Product, in a manner reasonably specified by Vendor; and
     4. Distribute in tangible form the Product to the End Users and/or
        Dealers.
 b. DR acknowledges that the Software and Documentation are the property of Vendor or its licensors and that DR has no rights in the foregoing except for encryption software supplied by DR, if any, and those expressly granted by this Agreement.
 c. Under no circumstances shall the provisions of this Agreement be deemed to require DR to engage in any activities in connection with the distribution of the Products that could, in the reasonable discretion of DR, result in a financial loss to DR or result in an unacceptably small level of profitability for DR.

3. VENDOR'S GENERAL OBLIGATIONS
 a. Vendor shall deliver the current version of the Product to DR immediately following execution of this Agreement. Vendor will provide DR with:
 (i) copies of the Software on master diskettes, (ii) Product specification information in a single file, self extracting archive format, or in another mutually agreeable computer readable form that can be reproduced by DR,(iii) Documentation in a computer readable form mutually agreeable to the parties that can be reproduced by DR, and (iv) all the items and materials specified in the 'Requirements Checklist' on Exhibit B.
b. Vendor shall provide DR with computer readable copies and/or tangible packaged Products containing all new releases, updates, or revisions of the Software and Documentation within a reasonable time after each such release is made generally available by Vendor. Vendor will notify DR of its plans for each new release, update, or revision of the Product to DR in sufficient quantities on or before the date it is offered to any other distributor.
c. For Products are listed on Exhibit A as Host Sales, Vendor shall provide a hypertext link to www.digitalriver.com (Or equivalent) on the Site (the
  Link) where Product may be purchased by End-User from DR. Vendor agrees to prominently display the Link and use readable efforts to promote the Link on Site. Vendor agrees that no other hypertext link for sale of the Products will be placed on the Site or elsewhere without the prior written consent of DR.
d. If Vendor makes any modifications, updates, or enhancements (the Improvements) to the Product, Vendor will offer the Improvements for distribution by DR on terms substantially equivalent to those provided in this Agreement. In the event that Vendor develops or acquires any new products, Vendor agrees to give DR the right of first refusal for distribution of these products on the Site and as provided for in this

Electronic Software Distribution Agreement

    Agreement with respect to the Products.
e. Vendor shall furnish an EULA in computer readable form to DR which is to be included with each copy of the Products sold by DR hereunder. Vendor=s linking of the Site to www.digitalriver.com (or equivalent) shall constitute approval of the EULA DR is delivering as part of the Product.
f. Vendor shall provide all support and be fully responsible for all warranty obligations relating to the Product. Such support and warranty shall be in accordance with Vendor's then-current published software support policy, or, in the absence of such a policy in a reasonable manner.
g. Vendor shall provide DR, without charge, such technological information, current maintenance documentation, and telephone assistance as is necessary to enable DR to effectively reproduce, electronically package, and distribute the Products as provided for in this Agreement.

4. WARRANTIES
a. Vendor represents and warrants that it has the right and authority to enter into this Agreement and to grant DR the rights to the Software and Documentation granted in this Agreement.
b. Vendor represents and warrants to DR that the Vendor has all rights, title, and interest in the software and Documentation or has obtained the right to grant to DR the license set forth in this Agreement. As of the execution date of this Agreement, Vendor represents and warrants that to the best of Vendor's knowledge the Product does not infringe upon or misappropriate the proprietary rights of any other person or organization.
c. DR represents and warrants that it has the right and authority to enter into this Agreement.
d. DR represents and warrants that it will use its best efforts to accurately replicate the Product.
e. DR represents and warrants that except for encryption software, if any, supplied by DR, the products will not be altered by DR.

5. INITIALIZATION FEE
     Vendor agrees to pay DR the Initialization Fee specified on Exhibit A. Vendor agrees to allow DR to offset the unpaid Initialization Fee against any or all other amounts owing to Vendor by DR under this Agreement. Product available from Vendor will be installed on DR's server upon fulfillment of other obligations pursuant to this Agreement. The Initialization Fee includes normal price changes and version updates. All programming and other changes made after initial site setup excluding normal price changes, product addition and version updates will be charged to Vendor at One Hundred Dollars ($100.00) per hour (Site Maintenance). Vendor agrees to pay the billed Site Maintenance charges within thirty (30) days from the date of billing. In the event that Site Maintenance is not paid for within thirty (30) days of billing, Vendor agrees to allow DR to offset the unpaid Site Maintenance against any or all other amount owing to Vendor by DR under this Agreement.

6. PROCESSING AND PAYMENTS
     Sales activities shall be processed, and payments shall be made in
accordance    with the provisions specified on Exhibit C.

7. ORDERS BY MEANS OTHER THAN FROM SITE
     The Vendor shall be charged               (written)($   .  ) for each order
taken for the Products by means including, but not limited to, orders taken Electronic Software Distribution Agreement by telephone, email, facsimile transmission or by means other than from the Site, which amount shall, as applicable, be invoiced to the Vendor by DR, or deducted from payments made by DR to the Vendor.

8. RECORDS
     DR and Vendor agree to maintain adequate books and records relating to the distribution of the Products to end Users and Dealers, including without limitation, books, records, and tax returns relating to returns, refunds, and sales and use taxes. Such books and records shall be available at the principal office of each party for inspection by the other party or its representative during normal business hours, for the purpose of determining the accuracy of the payments required to be made pursuant to the provisions of this Agreement. Each party shall have the right to conduct such an audit upon twenty (20) days advance written notice not more than twice each year. In the event that such an audit discloses an underpayment which is greater than five percent (5%), then the party responsible for the underpayment shall pay the underpayment and reasonable costs of such audit, otherwise the party requesting the audit shall pay the costs of such audit.

9. DELIVERY OF PRODUCTS
     As specified in Exhibit A, DR and/or Vendor shall be responsible for making digital and/or tangible delivery of the Products as follows:
 a. The following provisions shall apply to any Products listed on Exhibit A for which digital delivery is to be made by DR:
     1. Within twenty-four (24) hours after receipt of an order from an End User, DR shall make digital delivery of the Products available to the
      End User.
b. The following provisions will apply to any Products listed on Exhibit A for which tangible delivery is to be made by DR:
     1. The Vendor shall provide DR with an inventory of the Products to be held on consignment and used by DR to fulfill orders for the Products. DR shall be responsible for the delivery of the Products to the End
     Users at the locations designed by the End User.
    2. The Products shall be delivered to DR prepackaged and ready for shipment and delivery to the End User. The Vendor shall be solely responsible for the shipment of the Products to DR and shall be solely responsible for all costs and expenses associated with any such shipments. The Vendor shall bear the entire risk of loss or damage to the Products during shipments to or from DR.
    3. Within fifteen (15) days after the date of this Agreement, the Vendor shall provide DR with such consigned quantities of the Products as may be mutually agreed upon in writing by DR and the Vendor. On a periodic basis, DR shall provide an inventory detail to Vendor showing the current inventory of the Products, Periodically, DR will issue consignment purchase orders for the estimated needs of the Product to be tangibly delivered. The Vendor shall be responsible for making prompt delivery of the Products to DR.
     4. All Shipments of Product to DR will be clearly labeled with DR's purchase order number on the outside of the box. If DR is tracking serial numbers for the Products, Vendor will provide with each shipment of the Product a complete list of the serial numbers of the Product enclosed in the box.
     5. DR shall have no liability of any kind whatsoever as a result of a delay in the delivery of the Products by Vendor, or the delivery of

       Products to DR in non-conforming condition, Upon the termination of this Agreement, at the Vendor's sole cost and expense, the unsold inventory of the Products shall be returned to the Vendor.
 c.The following provisions shall apply to any Products listed on exhibit A for which digital or tangible delivery is to be made by Vendor:
    1. The Vendor shall maintain an inventory of the Products to be used by Vendor to fulfill orders for tangible delivery of products.
    2. On a daily basis, by electronic and/or facsimile transmission, DR shall notify Vendor about the number of orders for the Products made the previous day ( the Order Notification). The Order Notification shall contain the names and delivery addresses (including, as applicable, electronic delivery addresses) of the End Users; the names, serial numbers, and quantity of the Products sold to particular End Users; and the manner of the delivery to such End Users (whether digital or tangible delivery).
    3. Vendor shall be responsible for making digital or tangible delivery, as applicable, of all Products to the End Users and Dealers identified in the Order Notifications, and shall be responsible for all risk of loss of, or damage to the Products during digital or tangible delivery to the End Users. Vendor shall, as specified in the Order Notification, make digital delivery or tangible shipment to the End User of all the
      Products within twenty-four (24) hours after receipt of the Order Notifications.
    4. Vendor shall develop, establish, and maintain such delivery systems and procedures as may, in the discretion of DR, be necessary ensure that the Products are promptly and correctly delivered, and which enable DR and Vendor to immediately determine the status of the Products during delivery. On a daily basis, by electronic and/or facsimile transmission, Vendor shall provide a report to DR which provides information about the digital deliveries and tangible shipments of the Products made the previous day (the Shipment Reports). The Shipment Reports shall contain the names, and delivery addresses (including, as applicable, electronic delivery addresses) of the End Users or Dealers to whom the Products have been digitally delivered or tangibly shipped;
the form of delivery (whether digital or tangible delivery); the name, address, and telephone number of carriers (in case of tangible shipment); confirmation numbers; package tracking information; and any other information that may from time to time be requested by the Company.

10. MARKETING PAYMENTS
     If Exhibit D has been initialed by the parties and attached to this Agreement, Vendor, and DR agree to the marketing payments and marketing activities provided for on Exhibit D.

11. CUSTOMER SERVICE
     DR's policy is to provide End User's with a thirty (30) day right to return Products for a refund of the purchase price paid by the End User, Returns and refunds may be made in the discretion of DR. This policy is subject to modification from time to time in the discretion of DR. To the extent the Vendor's return policies are consistent with those of DR then in effect, DR shall cooperate and assist the Vendor and End Users with respect to Product Returns.

12. CONFIDENTIALITY
a. Each party agrees that all binary code, inventions, algorithms, know-how ideas, and all other business, technical and financial information it obtains from the other party constitutes the confidential property of the disclosing party (confidential Information). Except as expressly permitted in this Agreement, the receiving party will hold in confidence and not use or disclose any Confidential Information and shall similarly bind its employee and agents. The receiving party shall not be obligated under this Section with respect to information the receiving party can document that:
    1. Is or has become readily available to the public through no fault of the receiving party or its employees or agents; or
    2. Is received without restriction from another person or organization lawfully in possession of such information and lawfully empowered to disclose such information;
    3. Was rightfully in the possession of the receiving party without restriction prior to its disclosure by the disclosing party; or
    4. Is independently developed by the receiving party or its employees or agents without access to the other disclosing party's similar
     Confidential Information.

     Each party's obligation with respect to Confidential Information shall continue for the shorter of three (3) years from date of termination of this Agreement or until one of the above enumerated conditions becomes applicable. Each party acknowledges that its breach pf this Section would cause irreparable injury to the other for which monetary damages are not adequate remedy. Accordingly, a party will be entitled to injunctive relief and other equitable remedies in the event of a breach of the terms of this Agreement. b. DR agrees no to: (i) disassemble, decompile, or otherwise reverse engineer the Software, or otherwise attempt to learn the source code, structure, algorithms or ideas underlying the Software; or (ii) take any action contrary to EULA except as allowed under this Agreement.

13. VENDOR TRADEMARKS
a. DR acknowledges that the Vendor Trademarks are trademarks owned or licensed solely and exclusively by Vendor, DR agrees to use the Vendor Trademarks only in the form and manner and with appropriate legends as prescribed by Vendor. All use of Vendor Trademarks shall inure to the benefit of Vendor.
b. DR shall not remove, alter, cover, or obfuscate any copyright notice or other proprietary rights notice placed in or on the Products by Vendor.

14. INDEMNIFICATION
a. Vendor shall defend, indemnify, and hold DR and its successors and assigns harmless from and against any and all liabilities, losses, damages, costs, and expenses (including without limitation, reasonable legal fees and expenses) associated with or incurred as a result of any claim, action, or proceeding instituted against DR and its successors and assigned arising out of or relating to the acts or failure to act of the Vendor, or any of its affiliated companies, agents, employees or other related parties under this Agreement including, without limitation, action, claims, or proceedings related to: (i) Vendor's performance of its obligations under this Agreement, (ii) the breach by Vendor of any pf the terms of this Agreement or any of the representation and warranties contained herein;

      Electronic Software Distribution Agreement

   (iii) the actual or alleged infringement of any proprietary rights arising out of DR's duplication, sale, distribution, or other use of the Product pursuant to this Agreement; or (iv) in the event the Vendor is obligated to sales or use tax payments pursuant to the provisions of Exhibit C, any obligation or liability of DR and its successors and assigns to make use tax payments in any state indicated in Exhibit C or otherwise.
b. DR shall indemnify and hold Vendor harmless from and against any and all liabilities, losses, damages, costs, and expenses (including reasonable legal fees and expenses) associated with or incurred as a result of any claim action, or proceeding instituted against Vendor resulting from DR's improper or unauthorized replication, packaging, marketing, distribution, or installation of the Product, or the breach by DR of any of the terms of this Agreement or any of the representations and warranties contained herein.
 c. If either Vendor or DR receives notice or knowledge of a claim as described above, it will promptly notify the other party in writing and give the other party all necessary information and assistance and the exclusive authority to evaluate, defend, and settle such claim.

15. LIMITATION OF LIABILITY The total liability of DR (including its employees, agents, and Dealers) for all claims, whether in contract, tort (including negligence and product liability) or otherwise, arising out of, connected with, or resulting from the distribution of the Products or the provisions of this Agreement shall not exceed the net amount realized by DR hereunder. IN NO EVENT SHALL DR BE LIABLE FOR ANY LOSS OF DATA, LOST PROFITS, OR INDIRECT, INCIDENTAL, CONSEQUENTIAL, SPECIAL, OR EXEMPLARY DAMAGES, EVEN IF DR HAS BEEN ADVISED OF
THE POSSIBILITY OF SUCH DAMAGES AND NOTWITHSTANDING THE FAILURE OF ESSENTIAL PURPOSE OF ANY LIMITED REMEDY PROVIDED HEREIN.

16. TERM AND TERMINATION
a. This Agreement will continue un effect for two (2) years from the date hereof (Initial Term). This Agreement will be automatically renewed for successive additional one (1) year terms (each, a Renewal Term) unless terminated by either party upon ninety (90) days written notice prior to the expiration of the Initial Term and Renewal Term.
b. This Agreement may be terminated by a party immediately by written notice to the other party upon the occurrence of any of the following events: (i) If the other party ceases to do business, or otherwise substantially terminates its business operations; (ii) If the other party shall fail to promptly secure or renew any license registration, permit, authorization or approval for the conduct of its business in the manner contemplated by this Agreement or if any such license, registration, permit, authorization or approval is revoked or suspended and not reinstated within thirty (30) days; (iii) If the other party materially breaches any provision of this Agreement and fails to fully cure such breach within thirty (30) days of written notice describing the breach; or (iv) If the other party becomes insolvent or seeks protection under any bankruptcy laws, creditor's arrangement, composition or comparable proceeding, or if any such proceeding is instituted against the other and not dismissed within ninety (90) days.
c. Upon termination of this Agreement for any reason, DR will immediately cease distribution of the Product. The termination of this Agreement shall not in any respect whatsoever affect a party=s obligation to make payments to the other party in connection with the distribution of Products that occurred prior to the termination of this Agreement.
d. Termination by either party will not affect the rights of any End User under the terms of the EULA.

17. GENERAL PROVISIONS
a. This Agreement many not be assigned by Vendor or transferred by operation of law to any other person or organization without the express written approval of DR. DR shall be entitled to assign this Agreement in the event of a merger, acquisition, joint venture, or a sale of substantially all of its assets or business, or any similar transaction.
b. All notices and demands hereunder shall be in writing and shall be served by personal delivery, nationally-recognized express courier, or by certified mail at the address of the receiving party set forth in this Agreement (or at such different address as may be designated by such party by written notice to the other party). All notices and demands shall be deemed given upon the earlier of receipt, two (2) days after deposit with a nationally-recognized express courier; or five (5) days after deposit in the mail.
c. This Agreement shall be governed by and construed in accordance with the substantive laws of the state of Minnesota. d. Each party is acting as an independent contractor and not as an agent, partner, or joint venturer with the other party for any purpose. Except as provided in the Agreement, neither party shall have the right, power, or authority to act or to create any obligation, express or implied, on behalf of the other.
e. The indemnification and confidentiality obligations set forth in the Agreement and any other provision which by its sense and context is appropriate, shall survive the termination of this Agreement by either party for any reason.
f. The titles and headings of the various sections and paragraphs in this Agreement are intended solely for convenience of reference and are not intended for any other purpose whatsoever, or to explain, modify or place any construction upon ir in any of the provisions of this Agreement.
g. All exhibits to this Agreement are incorporated herein by reference and made part of this Agreement.
h. No provisions in either party's purchase orders, or in any other business forms employed by either party will supersede the terms and conditions of this Agreement, and no supplement, modification, or amendment of the Agreement shall be binding, unless executed in writing by a duty authorized representative of each party to this Agreement.
i. DR shall not be in breach of the Agreement in the event it is unable to perform its obligations under this Agreement as a result of natural disaster, was, emergency conditions, labor strike, the failure or substantial failure of the Internet, or other reasons or conditions beyond its reasonable control.
j. The parties have read this Agreement and agree to bound by its terms and further agree that it constitutes the complete and entire agreement of the parties and supersedes all previous communications, oral or written, and all other communications between them relating to the license and to the subject thereof. No representation or statements of any kind made by either party, which are not expressly stated herein, shall be binding on such party.

 Electronic Software Distribution Agreement

 IN WITNESS WHEREOF, the parties have executed this Agreement as of the date set forth above.

DR:                                    Vendor:

Digital River, Inc.                         Millennium Software, Inc.



Signature:_________________            Signature: /s/ Anthony Bigwood

Name & Title:                           Name & Title: A.M. Bigwood, Pres.
                                                          and CEO

Date: 3/24/99                             Date: March 8th 1999

 Electronic Software Distribution Agreement

EXHIBIT A Defined Terms

    As used in this Agreement, the following terms shall have the meanings ascribed to them below, and shall have application to the Products and DR and the Vendor, as applicable, as indicated in the following table:

The term 'Advertised Price' shall mean the price at which the product will be initially sold for Host Sales.

The term 'Discount Percentage' shall mean the percent by which the Advertised Price is reduced.

The term 'Margin Payment' shall mean the Dollar amount of the Discounted Percentage, which, as applicable, shall be retained by or paid by DR.

The term 'Percentage Cost' shall mean an amount equal to the Advertised Price minus the Margin Payment, and which shall be payable by DR to Vendor for each copy of a Product sold to an End User in a Host Sale.

The term 'Fee' shall mean the amount indicated, which shall be payable to DR for each Transaction.

The term 'Responsible for Delivery' shall mean the party responsible for delivering the Products to End Users.

The term 'Method of Delivery' shall mean the manner in which the Products are delivered to End Users, either digitally or tangibly.

The term 'Distribution Cost' shall mean the amount indicated, which is the amount DR shall pay Vendor for each Product sold in a Channel Sale and which shall not in any event be an amount more than the amount for which the Vendor sells the same Product to any other person or organization.

Electronic Software Distribution Agreement

Product Information

Please fill out the following template for each Product.

Product name (50 characters maximum):        CHECKMYLOANS2000

Vendor Name (up to 36 characters):           MILLENNIUM SOFTWARE, INC

If product is for tangible delivery by
  DR, shipping weight:                       NOT GREATER THAN 75 GRAMS WEIGHT

Product Categories (up to 3)                 PERSONAL SOFTWARE

Does this Product include electronic
  documentation? (Y/N)                       ON LINE FILES WILL BE RESIDENT ON
                                             OUR WEB SITEDoes this Product
include online help?
  (Y/N)                                      YES

What is the platform for this Product?       Win95/98 & NT

What is the vendor part number of this
 product?                                     CL #1

Will DR distribute serial numbers? (Y/N)      NO

Does this Product have an export ban? (Y/N)   NO

If yes, to which countries is export
  Restricted or banned?                       N/A


EXHIBIT C
Processing and Payments

     For each copy of a product sold and delivered to an End User, DR shall be responsible for the following processing of payments made by End Users (including amounts for sales or use taxes). Amounts collected by DR shall be deposited in an account established, owned, and maintained by DR. DR shall be solely responsible for the payment of any and all credit card transaction fees. DR shall be solely responsible for the preparation and filing of any sales or use tax returns, and the payments of any and all sales or use taxes, together with any and all related interest and penalties.

     Within thirty (30) days after the end of each calendar month, by electronic and/or facsimile transmission, DR shall contain the names and delivery addresses of the End Users, and names, Vendor Product numbers, and quantity pf the Products sold to particular End Users. Within thirty (30) days after the end of each calendar month, DR shall, as indicated, in Exhibit A, pay Percentage Costs and Distribution Costs to the Vendor based on the number of Products for which DR processed payment during the immediately preceding calendar month. Any payment or part of a payment hereunder, which is not paid when due shall bear interest at the rate of 1.5% per month from its due date until paid.
DR acknowledges that it shall bear the risk associated with unauthorized returns of Vendor products and credit card charge-backs in connection with the distribution of the Vendors products as contemplated by this Agreement. Under no circumstances shall DR be obligated to pay any Percentage Costs or Distribution Costs in connection with any activities that are deemed to be fraudulent or criminal. DR shall use its best efforts to screen for, detect, prevent and take such other actions, as it deems reasonably necessary to prevent fraudulent activity. The existence of fraud, or the possibility of the existence of fraud shall be determined in the sole discretion of DR, and DR may, at it deems appropriate under the circumstances. During the pendency of any such payment to the Vendor of the Percentage Costs and Distribution Costs associated with such inquiries and investigations. The payment of percentage Costs and Distribution Costs shall be subject to adjustment by DR based on Product returns and refunds paid to End Users.