Form 10QSB
period 2000-03-31
MILLENNIUM SOFTWARE INC
filed 2000-07-11
CIK 1100730

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 0-28452



                            Millennium Software, Inc.
                    Formerly "Legal Protection Services Inc."
             (Exact name of registrant as specified in its charter)


             Nevada                                      93-1206546
---------------------------------            -------------------------------
 (State or other jurisdiction of              (I.R.S. Employer identification
  incorporation or organization)                         number)


               2950 E. Flamingo, Suite. G, Las Vegas, Nevada 89121
                    (address of principal executive offices)


Issuer's Telephone Number: (702) 369-9614

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered: n/a

Name of exchange on which each class is to be registered: n/a

Securities to be registered under Section 12(g) of the Act:
           Common Stock, par value $.004 per share

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At the end of the quarter ending 3/31/2000 there were 7,454,500 issued and outstanding shares of the registrants common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


AUDITED FINANCIAL STATEMENTS

The accompanying interim financial statements have been audited following generally accepted accounting principles applied consistently with those used in preparation of the Company's audited financial statements and notes for the year ending December 31st, 1999.


                           MILLENNIUM SOFTWARE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               MARCH 31,2000 AND
                                 MARCH 31, 1999




                                TABLE OF CONTENTS
                                   Page Number
INDEPENDENT ACCOUNTANT'S REPORT.........................           1

FINANCIAL STATEMENT
          Balance Sheets................................           2

          Statements of Operations and Deficit
           Accumulated During the Development Stage                3

          Statement of Changes in Stockholders' Equity..           4 -5

          Statement of Cash Flows.......................           6

          Notes to the Financial Statements.............           7 -10

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Millennium Software, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Millennium Software, Inc. (a development stage company) as of March 31, 2000, and March 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from February 20, 1996, (date of inception) to March 31, 2000. These statements are the responsibility of Millennium Software, Inc's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the accompanying financial statements present fairly, in all material aspects, the financial position of Millennium Software, Inc. as of March 31, 2000, and March 31, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from February 20, 1996, in conformity with generally accepted accounting principles.

/s/David Coffey
David Coffey, C.P.A.
Las Vegas, Nevada
June 15, 2000

                           MILLENNIUM SOFTWARE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                                 March 31
                                      -------------------------------
                                          2000                1999
                                      ------------      -------------
ASSETS
Cash                                  $       508       $       2,884

Computers less accumulated depreciation
of $7,131 and $4,074, respectively          4,149               6,400
                                           -------            -------
   Total Assets                       $     4,667       $       9,284
                                           =======            =======
LIABILITIES & STOCKHOLDERS' EQUITY

Loans from stockholders               $    60,734              66,768
                                      -----------       -------------
   Total Liabilities                       60,734              66,768

Stockholders'  Equity
   Common stock, authorized 25,000,000
   shares at $.004 par value, issued
   and outstanding 7,154,500 shares
   and 2,035,000 shares, respectively,
   after giving effect to a 4 to 1
   reverse split
   Effective July 30, 1997                 28,618               8,140
   Additional paid-in capital             132,304             101,587
   Deficit accumulated during the
    Development stage                    (216,999)           (167,205)
                                      -----------       -------------
     Total Stockholders' Equity           (56,077)            (57,478)

Total Liabilities and Stockholders'
   Equity                             $     4,657       $       9,290
                                      ===========       =============

   The accompanying notes are an integral part of these financial statements.

                           MILLENNIUM SOFTWARE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE
                    (With Cumulative Figures From Inception)




                           Three months ended March 31,      From Inception,
                          -----------------------------      Feb.20, 1996 to
                               2000             1999         Mar.31, 2000
                          ------------      ------------    ---------------
Income                     $        0       $         0      $         0

Expenses
Advertising                         0                 0            7,286
Amortization of
   organizational costs             0                 0            1,000
Auto expenses                       0                 0            2,416
Computer expenses                   0                 0            3,985
Consulting                          0                 0            1,000
Depreciation                      564               564            7,131
Research and development       16,956                 0           19,299
Internet expenses               1,066             2,843           13,867
Legal and professional fees       580                 0           64,249
Office expenses                     0               446            4,802
Telephone                           0             1,991            4,800
Travel, meals, and lodgings         0            22,716           87,164
                           -----------      ------------     -----------
Total expenses                 19,166            28,560          216,999
Net loss                      (19,166)          (28,560)     $  (216,999)
                                                             ===========
Retained earnings,
   beginning of period       (197,833)         (138,646)
                           -----------      ------------
Deficit accumulated during
the development stage      $ (216,999)         (167,206)
                           ===========      ============
Earnings  (loss) per share,
after giving effect to a
4 to 1 reverse split
effective July 30, 1997:
Net loss, assuming
no dilution                $    (0.00)      $     (0.01)     $     (0.09)
                           ===========      ============     ===========
Net loss, assuming full
Dilution                   $    (0.00)            (0.01)     $     (0.09)
                           ===========      ============     ===========
Weighted average shares,
no dilution                  5,783,833         2,035,000       2,314,032
                           ===========      ============     ===========
Weighted average shares,
fully diluted                6,083,833         2,035,000       2,352,493
                           ===========      ============     ===========

The accompanying notes are an integral part of these financial statements.

                           MILLENNIUM SOFTWARE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 20, 1996, (Date of Inception)
                               TO MARCH 31, 2000




                                    Common Stock       Additional
                                    ------------        Paid-In
                                 Shares      Amount     Capital       Total
                                ---------   ---------  ----------   ---------
Balance February 20, 1996                   $          $            $
Issuance of common stock for
services, March, 1996           1,000,000       1,000          0        1,000
Issuance of common stock for
cash, March, 1996               1,000,000       1,000          0        1,000
May, 1996                       1,418,000       1,418     69,482       70,900
Less offering costs                     0           0    (22,198)     (22,198)
Less net loss                           0           0          0      (36,787)
                                ---------   ---------  ---------    ---------
Balance, December 31, 1996      3,418,000       3,418     47,284       13,915
Reverse stock split 4 to 1
on July 30, 1997               (2,563,500)          0          0            0
Issuance of common stock
for cash, August, 1997          1,180,500       3,418     54,303       59,025
Less net loss                           0           0          0      (95,614)
                                ---------   ---------  ---------    ---------
Balance, December 31, 1997      2,035,000       8,140    101,587      (22,674)
Less net loss                           0           0          0       (5,198)
                                ---------   ---------  ---------    ---------
Balance, September 30, 1998     2,035,000       8,140    101,587      (27,872)
Less net loss                           0           0          0       (1,047)
                                ---------   ---------  ---------    ---------
Balance, December 31, 1998      2,035,000       8,140    101,587      (28,919)
Issuance of common stock
for cash, June, 1999                5,000          20         30           50
Issuance of common stock to
offset debt, September, 1999    3,050,000      12,200     18,300       30,500
Issuance of common stock for
services, June 1999                 1,000           4          6           10
Issuance of common stock to
offset debt, December, 1999         7,500          30         45           75
Less net loss                           0           0          0     (59,187)
                                ---------   ---------  ---------    --------
Balance, December 31, 1999      5,098,500   $  20,394  $ 119,968    $ (57,471)
                                =========   =========  =========    =========

The accompanying notes are an integral part of these financial statements.

                           MILLENNIUM SOFTWARE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           FOR THE PERIOD FROM FEBRUARY 20, 1996, (Date of Inception)
                               TO March 31, 2000
                                  (continued)




                                    Common Stock       Additional
                                    ------------       Paid-In
                                Shares       Amount     Capital       Total
                                ---------   ---------  ----------   ---------
Balance, December 31, 1999      5,098,500   $  20,394  $ 119,968    $ (57,471)
Issuance of common stock
For services, March 2000            6,000          24         36           60
Issuance of common stock to
offset debt, March 2000         2,050,000       8,200     12,300       20,500
Less net loss                           0           0          0      (19,166)
                                ---------   ---------  ---------     --------
Balance, March 31, 2000         7,154,500      28,618    132,304      (56,077)

The accompanying notes are an integral part of these financial statements.

                           MILLENNIUM SOFTWARE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    (With Cumulative Figures From Inception)




                                Three months ended March 31, From Inception ---------------------------- Feb.20,1996 to
                                   2000          1999          March 31, 2000
                                ---------     ---------       --------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES

Net Loss                        $ (19,166)    $ (28,560)      $    (216,999)

Non-cash items included in
net loss:
   Issue of stock for services         60             0               1,070
   Depreciation                       564           564               7,131

Adjustments to reconcile net
loss to cash used by operating
activity:
   Loans from stockholders         16,896        27,896             111,809
   Stock issued to repay loans
   From stockholders              (20,500)            0             (51,075)
                                 ---------    ---------       -------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES              (22,146)            0            (148,064)

CASH FLOWS USED BY
INVESTING ACTIVITIES
   Computers                            0             0              11,280
                                ---------     ---------       -------------
NET CASH USED BY INVESTING
ACTIVITIES                              0             0              11,280

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
   Issue of stock to offset
   loans from stockholders         20,500             0              51,075
   Sale of common stock                 0             0               7,190
   Paid-in capital                      0             0             123,785
   Less offering costs                  0             0             (22,198)
                                ---------     ---------       -------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES               20,500             0             159,852
                                ---------     ---------       -------------
NET INCREASE IN CASH               (1,646)            0       $         508
                                                              =============
CASH AT BEGINNING OF PERIOD         2,154         2,884
                                ---------     ---------
CASH AT END OF PERIOD           $     508     $   2,884
                                =========     =========

The accompanying notes are an integral part of these financial statements.

                           MILLENNIUM SOFTWARE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                       MARCH 31, 2000, AND MARCH 31, 1999



NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated on February 20, 1996, under the laws of the State of Nevada as `Legal Protection Services, Inc.'. The business purpose was then to sell prepaid legal services. On July 10, 1997, the shareholders approved a change of name to `Millennium Software, Inc.'. The Company is still in the development stage and has not generated any revenue from operations. The Company is engaged in the development of an Internet-based business and commenced development of a web site. The Company entered into an Electronic Distribution Agreement with Digital River, Inc. in March of 1999.

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

NOTE C   LOANS FROM STOCKHOLDERS

         The Company's President, or companies controlled by the Company's President, have extended loans to the Company at no interest, payable on demand, for working capital purposes. As of March 31, 2000, the Company had issued 5,107,500 shares of common stock, at $.01 per share, in repayment of $51,075 of its loans from stockholders. The balance due after the issuance of shares was

                           MILLENNIUM SOFTWARE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                       March 31, 2000, AND March 31, 1999
                                  (continued)



NOTE C   LOANS FROM STOCKHOLDERS (continued)

                  $60,734 as of March 31, 2000.

NOTE D   EARNINGS (LOSS PER SHARE)

         Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming that stock options, convertible bonds, or similar instruments have been exercised.

NOTE E   STOCK ISSUANCE

         In June of 1999, the Company issued 5,000 shares of its common stock at $.01 per share, for a total of $50 cash. Also in June of 1999, the Company issued 1,000 shares of its common stock at $.01 per share for a total of $10, in exchange for services. In March 2000, the Company issued 6,000 shares of its common stock in exchange for services valued at $.01 per share, a total of $60.

The policy of the Company is that, when it issues stock for services, the assigned value of the stock is expensed in the Statement of Operations.

         In September of 1999, the Company issued 3,000,000 shares of its common stock and approved the issue of another 50,000 shares, at $.01 per share, a total of $30,500, in repayment of loans from stockholders. In December of 1999, the Company issued 7,500 shares of common stock, at $.01 per share for a total of $75, in repayment of loans from stockholders. In March 2000, the Company issued 2,050,000 shares of its common stock at $0.01 per share in repayment of $20,500 of its loans from stockholders.

NOTE F   CONTRACTS AND COMMITMENTS

         The Company entered into an Electronic Software Distribution Agreement with Digital River, Inc., Eden Prairie, Minnesota, in March of 1999.The agreement is for a period of 24 months, expiring March 7, 2001, renewable for successive one-year terms unless terminated by either party. Under the terms of the

                           MILLENNIUM SOFTWARE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                       MARCH 31, 2000, AND MARCH 31, 1999
                                  (continued)



NOTE F   CONTRACTS AND COMMITMENTS (continued)

            agreement Digital River provides computer facilities to deliver software purchased through the Company's web site, electronically by downloading or by delivery of physical CD versions. The Company's web site links directly to the Digital River order processing web site. The Company has not yet delivered any software to Digital River. The agreement provides for company indemnification of Digital River (and its successors) against any and all liabilities, losses, damages and expenses associated with or incurred as a result of any claims, action or proceeding instituted against Digital River as a result of acts or failures to act on the part of the Company. No known current or future liabilities exist under the terms of the agreement with Digital River at the date of this financial statement. Digital River is not a related third party as defined by SFAS 57.


NOTE H   RELATED PARTY TRANSACTIONS

         In September of 1999 the Company issued 3,000,000 shares of its common stock and approved the issuance of another 50,000 shares, at $.01 per share, as a reduction of $30,500 payable to the Company's President or companies controlled by the Company's President. In December of 1999 the Company issued another 7,500 shares of its common stock at $.01 per share for a similar debt reduction of $75. In March of 2000, the Company issued 2,050,000 shares of its common stock at $.01 per share to repay $20,500 of similar loans from shareholders.

         The  Company's   President  has  paid  $19,239  for  expenses  for  the
development of web sites on behalf of the Company. This amount is included in the loans from stockholders balance of $60,734 as of March 31, 1999.

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

                           MILLENNIUM SOFTWARE, INC.
                         ( A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS
                       MARCH 31, 2000, AND MARCH 31, 1999
                                  (continued)



NOTE G   RELATED PARTY TRANSACTIONS (continued)

         The Company entered into a Software Licensing Agreement with Abacus Systems, Ltd., on December 8, 1999, whereby the Company has obtained worldwide rights to publish, copy distribute, and sub-license reproduction and distribution rights to software products developed by Abacus in return for future royalty payments. Abacus Systems, Ltd., is a private company controlled by the President of the Company. The Company has agreed to pay a 10% royalty based on net revenues from the sale of software licensed to Abacus to the Company plus a 5% royalty based on net revenues received from the sale of software licensed by Abacus to the Company for technical support. No sales have been made and no royalty payments were due as of March 31, 1999.

NOTE H   STOCK OPTION

         On November 22, 1999, the Company issued an option to its President to acquire 300,000 shares of its common stock at a price of $.01 per share, for $3,000 cash. The terms of the Option are payment in cash within a three year period ending November 21, 2002, after which date any outstanding options will be canceled. The options can be converted into common shares upon full payment in cash. Any number of options can be converted at any time during the three-year period. Any and all options which remain unconverted to common shares after November 21, 2002, and the attached right to convert to common shares will be canceled.
                                     - 10 -

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

 NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS This statement includes projections of future results and "forward- looking statements " as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act").All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward- looking statements contained in this Statement.

Overview
--------

Due to the development stage of the Company's business, the Company has not generated any revenues to March 31st, 2000. To date, the Company has not relied on revenues for funding. The Company has secured from Abacus Systems Ltd ("Abacus"), a company controlled by the President, the license to sell, copy, duplicate and sub-license software products known as CheckMy Banking 2000, CheckMy Loans 2000 and CheckMy Mortgage 2000 (the "Software") and to date no sales of Software have been made. The Company has commissioned the development of two web sites www.checkmy2000.uk.com and www.mlnsoft.com (the "Web Sites") which were not available to the public during the three months ended March 31st, 2000. The Company entered into a 2-year software distribution agreement with Digital River, Inc, Eden Prairie, Minnesota, United States in March 1999 whereby the Software will be distributed by Digital River electronically and in physical form via CD-ROM. To date Digital River has made no deliveries of the Software to customers.

Liquidity and Capital Resources
-------------------------------

As of March 31st, 2000 the Company's cash balance was $508, compared to $2,154 at December 31st, 1999 and $2,884 at March 31st, 1999. The Company has financed its operations over the last twelve months since April 1st, 1999 solely through the President providing loan finance for working capital. These loans have amounted to $45,041 during the last twelve months and $16,896 during the three months ended March 31st, 2000. The balance of loans outstanding owing to the President at 31st March 2000 was $60,734 after repayment of $51,075 loans through the issue of 5,107,500 shares at $0.01 per share to the President in lieu of monetary repayment of debt.

There is no guarantee that the President will continue to provide loans for the Company's working capital requirements, and in the event that financing required for working capital is not available to the Company, the Company will have to cease trading.

The Company has no definite plans to raise new capital for working capital over the next twelve months. There are no plans for capital equipment purchases.

The Company has minimal operating expenses. The President and Secretary work for the Company on a part time basis and draw no remuneration. The President provides office facilities for the Company to use at no cost.

PART 2. PLAN OF OPERATION

The Company intends on April 1st, 2000 to enter the market for financial software products by sub licensing distribution the Software products to Digital River for the purposes of order processing, credit card authorizations and delivery of the Software by electronic means and in physical form by CD-ROM. It is intended that the Software will be available for ordering from the Company's Web Sites. The Company intends to seek rankings on leading Internet search engines such as Lycos.com, Yahoo.com and Goto.com and to promote the Software by encouraging third party web sites to place Internet links on their web sites which lead visitors to the Company's Web Sites.

The Electronic Software Distribution Agreement with Digital River provides for Digital River to retain 20% of revenues secured from sales income earned from the Software for services provided.

The Software Distribution Agreement with Abacus provides for payment of 15% royalties on sales of the Software to Abacus.

At March 31st, 2000 no Software sales had been achieved. The Web Sites were not available to the public.

Competition

       The Company is an insignificant participant among firms which are engaged in selling personal and business software. There are many well established software companies firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

Y2K ISSUES

     The Company did not experience any problems internally or externally when computer clocks moved forward in to the year 2000.

OTHER INFORMATION

Legal Proceedings

None.

Employees

       The Company's only employees at the present time are its officers and directors, who work for and on behalf of the Company on a part time basis without remuneration.

MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock traded on the OTC bulletin board with the stock symbol MLNS until February 8th, 2000. Since February 8th, 2000, the Company's common stock has been quoted in the "Pink Sheets" published daily, with the stock symbol MLNSE. During the three months ended March 31st 2000 there was one trade.

PRICE RANGE OF COMMON STOCK


01/31/00             500            1.0625            .375         .375

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 31st, 2000, the outstanding shares of common stock of the company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and share holding of each officer and director and all officers and directors as a group.


Title of
Class       Name & Address          Amount & Nature           % of class
           of beneficial owner     of beneficial owner
----------------------------------------------------------------------------

Common     Abacus Systems Ltd            3,934,750              52.78
           44 Church Street
           Hamilton
           Bermuda

Common     Abacus Corporation Ltd        3,809,819              51.11
           Kissack Court
           Ramsey
           Isle of Man
           United Kingdom

Common     A.M. and E.J.Bigwood (2)     12,332,138 (2)          82.72
           2277 Lawson Avenue
           West Vancouver
           BC V7V 2E3 Canada

Common     Officers and Directors        6,159,819 (1)          82.63
           Combined


(1) The President shareholdings include options (`Options') to purchase 300,000 shares at $.01 which are exercisable until November 21, 2002

(2) 6,159,819 shares belong to A.M. Bigwood. 6,159,819 shares belong to E.J. Bigwood. 12,500 shares belong to James Bigwood, Mr. and Mrs. Bigwood's son.

Mr. Bigwood and Mrs. Bigwood each hold 50% ownership of Abacus Corporation Ltd. Abacus Corporation Ltd controls 96.825% ownership of Abacus Systems Ltd.

Mr.and Mrs Bigwood are husband and wife.


RECENT SALE OF UNREGISTERED SECURITIES

The Company issued 20,500 shares, in March 2000, to Abacus Systems Ltd, a company controlled by the President, at $0.01 per share as compensation for $20,500 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $20,500.

The Company issued 6,000 shares for software development services valued at $60 in March 2000, 2,500 to Ms D.Stoute and 3,500 to Mr. H. Shah both of London UK.

All of the above mentioned shares were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          MILLENNIUM SOFTWARE,INC


         July 7, 2000                     By: /s/ Anthony M Bigwood
                                              ---------------------
                                              Anthony M Bigwood
                                              President