Form 10QSB/A
period 2000-03-31
MILLENNIUM SOFTWARE INC
filed 2000-07-13
CIK 1100730

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

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


RECENT SALE OF UNREGISTERED SECURITIES

The Company issued 2,050,000 shares, in March 2000, to Abacus Systems Ltd, a company controlled by the President, at $0.01 per share as compensation for $20,500 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $20,500.

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