Form 10QSB
period 2000-06-30
MILLENNIUM SOFTWARE INC
filed 2000-08-14
CIK 1100730

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number 0-28452


                            Millennium Software, Inc.
                    Formerly "Legal Protection Services Inc."
             (Exact name of registrant as specified in its charter)


             Nevada                                     93-1206546
----------------------------------          -------------------------------
(State  or  other  jurisdiction of          (I.R.S. Employer identification
  incorporation  or  organization)                         number)


            2950  E.  Flamingo,  Suite.  G,  Las  Vegas,  Nevada  89121
            ----------------------------------------------------------
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

At the end of the quarter ending 6/30/2000 there were 7,454,500 issued and outstanding shares of the registrants common stock.

PART  I.     FINANCIAL  INFORMATION

Item  1.     FINANCIAL  STATEMENTS





FINANCIAL  STATEMENTS

The accompanying interim financial statements for the six month periods ended June 30, 2000 and June 30, 1999 have been reviewed by the Company's auditors (see Independent' Accountants Report)and are derived from the audited financial statements as of December 31, 1999 and December 31, 1998.





MILLENNIUM  SOFTWARE,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
FINANCIAL  STATEMENTS
JUNE  30,2000  AND
June  30,  1999
(UNAUDITED)



                                TABLE  OF  CONTENTS
                                                              Page  Number
INDEPENDENT  ACCOUNTANT'S  REPORT                                    1

FINANCIAL  STATEMENT
          Balance  Sheets                                            2

          Statements  of  Operations  and  Deficit
           Accumulated  During  the  Development  Stage              3

          Statement  of  Changes  in  Stockholders'  Equity.         4-5

          Statement  of  Cash  Flows                                 6

          Notes  to  the  Financial  Statements                      7-10

                      INDEPENDENT  ACCOUNTANT'S  REPORT

To the Board of Directors and Stockholders of Millennium Software, Inc.
Las  Vegas,  Nevada

  I have reviewed the accompanying balance sheets of Millennium Software, Inc, (a development stage company) as of June 30, 2000 and June 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period then ended as well as the cumulative period from February 20, 1996, (date of inception) to June 30, 2000. All information included in the financial statements is the representation of Millennium Software, Inc.'s management. My responsibility is to report the results of my review of these financial statements.

  I conducted my review in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. A review is substantially less in scope than an audit, the objective of which is the expression of an opinion regarding the financial statements taken as a whole and, accordingly, no such opinion is expressed.

As a result of my review, I am not aware of any material modifications which should be made to the balance sheets of Millennium Software, Inc. as of June 30, 2000 and June 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from February 20, 1996, in order for them to be in conformity with generally accepted accounting principals.

  I have previously audited, in accordance with generally accepted auditing standards, the balance sheets of Millennium Software, Inc., as of December 31, 1999 and December 31, 1998, and the related statements of income, changes in stockholders' equity, and cash flows, for the years then ended (not presented herein) and in my report dated June 14, 2000, I expressed an unqualified opinion on those financial statements. In my opinion, the information set forth in the accompanying balance sheet as of June 30, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/David  Coffey
David  Coffey,  C.P.A.
Las  Vegas,  Nevada
July  24,  2000

                        UNAUDITED  FINANCIAL  STATEMENTS

                           MILLENNIUM  SOFTWARE,  INC
                       (A  DEVELOPMENT  STAGE  COMPANY)

                     JUNE  30,  2000  AND  JUNE  30,  1999



MILLENNIUM  SOFTWARE,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
BALANCE  SHEETS



                                                          June  30
                                              -------------------------------

                                                  2000                1999
                                              -------------      ------------
ASSETS
Cash                                              3,120               2,884
Accounts receivable                                 667                   0
Computers less accumulated depreciation
of $7,695 and $5,438, respectively                3,585               5,842

                                              -------------      ------------
   Total Assets                                   7,372               8,726
                                              =============      ============


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                  2,342                   0

Loans from stockholders                          70,325              71,376
                                              ------------       ------------
   Total Liabilities                             72,667              71,376


Stockholders' Equity
   Common stock, authorized 25,000,000
   shares at $.004 par value, issued and
   outstanding 7,154,500 shares and
   2,041,000 shares, respectively, after
   giving effect to a 4 to 1 reverse split
   Effective July 30, 1997                       28,618               8,164
   Additional paid-in capital                   132,304             101,623
   Deficit accumulated during the
    Development stage                          (226,217)           (172,437)
                                              ------------       ------------
     Total Stockholders' Equity                 (65,295)            (62,650)

Total Liabilities and Stockholders'
 Equity                                           7,372               8,726

                                              ============       ============


   The accompanying notes are an integral part of these financial statements.

MILLENNIUM  SOFTWARE,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  OPERATIONS  AND  DEFICIT
ACCUMULATED  DURING  THE  DEVELOPMENT  STAGE
(With  Cumulative  Figures  From  Inception)



                                   Six months ended June 30,     From Inception,
                                  --------------------------     Feb.20, 1996 to
                                      2000          1999          June.30, 2000
                                  -----------    ----------      ---------------

Sales income                      $       889    $        0      $         889
 Cost of sales - distribution             222             0                222
 Cost of sales - royalties                133             0                133
                                  -----------    ----------      -------------
Gross Margin                              534             0                534

Expenses
Advertising                             1,381             0              8,667
Organizational expenses                     0             0              1,000
Auto expenses                               0             0              2,416
Computer expenses                         300             0              4,285
Consulting                                  0             0              1,000
Depreciation                            1,128         1,128              7,695
Research and development               16,956             0             19,299
Internet expenses                       2,837         2,843             15,638
Legal and professional fees             5,840             0             69,509
Office expenses                             0           446              4,802
Telephone                                 476         1,991              5,276
Travel, meals, and lodgings                 0        27,372             87,164
                                  -----------    ----------      -------------
Total expenses                         28,918        33,791            226,751

Net loss                              (28,384)      (33,791)          (226,217)
                                  ===========    ==========      =============
Retained earnings, beginning
of period                         $  (197,833)     (138,646)
                                  -----------    ----------
Deficit accumulated during
the development stage             $  (226,217)     (172,437)
                                  ===========    ==========
Earnings (loss) per share,
after giving effect to a
4 to 1 reverse split
effective July 30, 1997:
Net loss, assuming
no dilution                       $     (0.00)   $    (0.02)     $       (0.09)
                                  ===========    ==========      =============
Net loss, assuming full
Dilution                          $     (0.00)   $    (0.02)     $       (0.09)
                                  ===========    ==========      =============
Weighted average shares,
no dilution                         6,469,167     2,036,000          2,544,507
                                  ===========    ==========      =============
Weighted average shares,
fully diluted                       6,769,167     2,036,000          2,710,019
                                  ===========    ==========      =============



The accompanying  notes  are  an  integral  part of these financial statements.

MILLENNIUM  SOFTWARE,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
FOR  THE  PERIOD  FROM  FEBRUARY  20,  1996,  (Date  of  Inception)
TO  JUNE  30,  2000



                                     Common  Stock        Additional
                                 ---------------------     Paid-In
                                  Shares        Amount     Capital       Total
                                ----------   ----------   ----------   ---------
Balance February 20, 1996                    $            $            $
Issuance of common stock for
services, March, 1996            1,000,000        1,000             0       1,000
Issuance of common stock for
cash, March, 1996                1,000,000        1,000             0       1,000
May, 1996                        1,418,000        1,418        69,482      70,900
Less offering costs                      0            0       (22,198)    (22,198)
Less net loss                            0            0             0     (36,787)
                                ----------   ----------   ------------ ----------
Balance, December 31, 1996       3,418,000        3,418        47,284      13,915
Reverse stock split 4 to 1
on July 30, 1997                (2,563,500)           0             0           0
Issuance of common stock
for cash, August, 1997           1,180,500        3,418        54,303      59,025
Less net loss                            0            0             0     (95,614)
                                ----------   ----------   -----------  ----------
Balance, December 31, 1997       2,035,000        8,140       101,587     (22,674)
Less net loss                            0            0             0      (5,198)
                                ----------   ----------   -----------  ----------
Balance, September 30, 1998      2,035,000        8,140       101,587     (27,872)
Less net loss                            0            0             0      (1,047)
                                ----------   ----------   -----------  ----------
Balance, December 31, 1998       2,035,000        8,140       101,587     (28,919)
Issuance of common stock
for cash, June, 1999                 5,000           20            30          50
Issuance of common stock to
offset debt, September, 1999     3,050,000       12,200        18,300      30,500
Issuance of common stock for
services, June 1999                  1,000            4             6          10
Issuance of common stock to
offset debt, December, 1999          7,500           30            45          75
Less net loss                            0            0             0     (59,187)
                                ----------   ----------   -----------  ----------
Balance, December 31, 1999       5,098,500   $   20,394   $   119,968  $  (57,471)
Issuance of common stock
For services, March 2000             6,000           24            36          60
Issuance of common stock to
offset debt, March 2000          2,050,000        8,200        12,300      20,500
Less net loss                            0            0             0     (28,384)
                                ----------   ----------   -----------  ----------
Balance, June 30, 2000           7,154,500       28,618       132,304     (65,295)

The  accompanying  notes  are  an  integral  part of these financial statements.
                                       -4 AND 5-

MILLENNIUM  SOFTWARE,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
STATEMENTS  OF  CASH  FLOWS
(With  Cumulative  Figures  From  Inception)



                                                                            From
                                             Six  months ended June 30,    Inception
                                             -------------------------   Feb.20, 1996 to
                                                2000          1999         June 30,2000
                                             ----------   -----------     -------------

CASH FLOWS PROVIDED BY OPERATING
ACTIVITIES
Net Loss                                     $  (28,384)  $   (33,791)     $  (226,217)
Non-cash items included in net loss:
   Issue of stock for services                       60            10            1,070
   Depreciation                                   1,128         1,128            7,695
Adjustments to reconcile net loss to
cash used by operating activity:
   Increase in accounts receivable                 (667)            0             (667)
   Increase in accounts payable                   2,342             0            2,342
   Loans from stockholders                       26,487        32,603          121,400
   Stock issued to repay loans
   From stockholders                            (20,500)            0          (51,075)
                                             ----------   -----------      -----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                            (19,534)          (50)        (145,452)

CASH FLOWS USED BY INVESTING ACTIVITIES
   Computers                                          0             0           11,280
                                             ----------   -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                 0             0           11,280

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Issue of stock to offset
   loans from stockholders                       20,500             0           51,075
   Sale of common stock                               0            50            7,190
   Paid-in capital                                    0             0          123,785
   Less offering costs                                0             0          (22,198)
                                             ----------   -----------      -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                             20,500            50          159,852
                                             ----------   -----------      -----------
NET INCREASE IN CASH                                966             0      $     3,120
                                                                           ===========
CASH AT BEGINNING OF PERIOD                       2,154         2,884
                                             ----------   -----------
CASH AT END OF PERIOD                        $    3,120   $     2,884
                                             ==========   ===========





    The  accompanying  notes are an integral part of these financial statements.

MILLENNIUM  SOFTWARE,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  FINANCIAL  STATEMENTS
JUNE  30,  2000,  AND  JUNE  30,  1999

NOTE  A   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The Company was incorporated on February 20, 1996, under the laws of the State of Nevada as 'Legal Protection Services, Inc.'. The business purpose was then to sell prepaid legal services. On July 10, 1997, the shareholders approved a change of name to 'Millennium Software, Inc. The Company is engaged in the development of an Internet-based business and commenced development of two web sites. The Company commenced marketing software on April 1, 2000.

     The Company adopted, effective December, 1998, SOP 98-5 issued by the Securities & Exchange Commission. SOP 98-5 specifies that all organizational costs be expensed as incurred. Consequently, the unamortized organizational cost balance was recognized as a December,1998 expense.

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

NOTE  C   LOANS  FROM  STOCKHOLDERS

     The Company's President, or companies controlled by the Company's President, have extended loans to the Company at no interest, payable on demand, for working capital purposes. As of June 30, 2000, the Company had issued 5,107,500 shares of common stock, at $.01 per share in repayment of $51,075 of its loans from stockholders. The balance due after the issuance of shares was $70,325 as of June 30, 2000.

MILLENNIUM  SOFTWARE,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  FINANCIAL  STATEMENTS
June  30,  2000,  AND  June  30,  1999
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

NOTE  F   CONTRACTS  AND  COMMITMENTS

     The Company entered into an Electronic Software Distribution Agreement with Digital River, Inc., Eden Prairie, Minnesota, in March of 1999.The agreement is for a period of 24 months, expiring March 7, 2001, renewable for successive one-year terms unless terminated by either party. Under the terms of the agreement Digital River provides computer facilities to deliver software purchased through the Company's web site, electronically by downloading or by delivery of physical CD versions. The Company's web site links directly to the Digital River order processing web site. The agreement provides for company

MILLENNIUM  SOFTWARE,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  FINANCIAL  STATEMENTS
June  30,  2000,  AND  June  30,  1999
(continued)

NOTE  F    CONTRACTS  AND  COMMITMENTS  (continued)

indemnification of Digital River (and its successors) against any and all liabilities, losses, damages and expenses associated with or incurred as a result of any claims, action or proceeding instituted against Digital River as a result of acts or failures to act on the part of the Company. No known current or future liabilities exist under the terms of the agreement with Digital River at the date of this financial statement. Digital River is not a related third party as defined by SFAS 57.

NOTE  G   RELATED  PARTY  TRANSACTIONS

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

     The Company's President has paid $19,239 for expenses for the development of web sites on behalf of the Company. This amount is included in the loans from stockholders balance of $70,325 as of June 30, 2000.

     On November 22, 1999, the Company issued an option to its President to Acquire 300,000 shares of its common stock at a price of $.01 per share, for $3,000 cash. The terms of the Option are payment in cash within a three-year period ending November 21, 2002, after which date any outstanding options will be canceled. The options can be converted into common shares upon full payment in cash. Any number of options can be converted at any time during the three-year period. Any and all options which remain unconverted to common shares after November 21, 2002, and the attached right to convert to common shares will be canceled.

     The Company entered into a Software Licensing Agreement with Abacus Systems, Ltd., on December 8, 1999, whereby the Company has obtained worldwide rights to publish, copy distribute, and sub-license reproduction and distribution rights to software products developed by Abacus in return

MILLENNIUM  SOFTWARE,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  THE  FINANCIAL  STATEMENTS
June  30,  2000,  AND  June  30,  1999
(continued)

NOTE  G  RELATED  PARTY  TRANSACTIONS  (continued)

for future royalty payments. Abacus Systems, Ltd., is a private company controlled by the President of the Company. The Company has agreed to pay a 10% royalty based on net revenues from the sale of software licensed to Abacus to the Company plus a 5% royalty based on net revenues received from the sale of software licensed by Abacus to the Company for technical support. The Company owed Abacus $133 royalties at June 30, 2000, which amount is included in accounts payables.

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

NOTE  I    SUBSEQUENT  EVENTS/ACCOUNTS  PAYABLES

     The balance of $2,342 accounts payable at June 30, 2000 includes $1,500 for the balance of fees payable to the Company auditor and bookkeeping services, which amounts were paid by the Company in July 2000.

Item 2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
                           RESULTS  OF  OPERATION.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS This report includes projections of future results and "forward- looking statements " as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this report, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this report, including, without limitation, the risks in conjunction with those forward- looking statements contained in this report.

Overview
--------

The Company made available its two web sites www.mlnsoft.com and www.checkmy2000.uk.com (the "Web Sites") to the public on April 1, 2000 and simultaneously made available for purchase software products licensed from Abacus Systems Ltd ("Abacus"), CheckMy Banking 2000, CheckMy Loans 2000, CheckMy Mortgage 2000 and associated Learning Guides (the "Software"). The Company conducted a limited test market program during the three months April - June 2000. This test market exercise examined the level of purchases to advertising expenses and the ratio of numbers of individual buyers to total Web Site visitors and the level of product returns and software errors or malfunctions ("Errors"), if any, reported by end users.

Results  of  Operations
-----------------------

The Company's Web Sites worked to expected specification. Both Web Sites were available to the public for 99% of available time. Less than 1% of errors were reported with the links within both Web Sites. The Software was delivered to customers by electronic download and in physical CD-ROM format. Only one software "Error" was reported by one customer, which was immediately corrected. The services provided by Digital River, Inc for order processing and credit card authorizations worked well without any reported problems. In total 17 individual Software products were purchased and delivered to 12 unique customers. 11 orders for individual Software products were obtained from UK purchasers and 6 from US purchasers. The average order value received was $74.08 per unique customer. On average, each UK purchaser spent $114.93; and on average each U.S purchaser spent $33.23. 46% of the number of orders received were delivered by electronic download and 54% in CD-ROM form. There were no Software returns or claims for money back received from any customer.

The Company spent $1,381 on direct promotion of its Web Sites during the three-month period April - June 2000, equivalent to a cost of $115 for each unique customer obtained, compared with a gross profit earned from each unique customer of $44.50 after distribution expenses and royalties. The ratio of unique buyers to total numbers of visitors to the Web Sites was 0.7%. The Company received approximately 220 visitors to the Web Sites originating from the UK and approximately 1,500 visitors originated from the United States. The number of visitors to the Web Sites originating from the UK represented 13% of the total number visitors. The value of orders received from UK purchasers represented 65% of total sales during the period.

Liquidity  and  Capital  Resources
----------------------------------

As of June 30, 2000 the Company's cash balance was $3,120, compared to $508 at March 31, 2000 and $2,884 at June 30, 1999. The Company has financed its operations during the last twelve months since July 1st, 1999 solely through the President providing loan finance for working capital. These loans have amounted to $50,024 during the last twelve months and $9,591 during the three months ended June 30, 2000. The balance of loans outstanding owing to the President at June 30, 2000 was $70,325 after repayment of $51,075 loans through the issue of 5,107,500 shares at $0.01 per share to the President in lieu of monetary repayment of debt.

There is no guarantee that the President will continue to provide loans for the Company's working capital requirements, and in the event that financing required for working capital is not available to the Company, the Company will have to cease trading.

The Company has no definite plans to raise new capital for working capital over the next twelve months. There are no plans for significant capital equipment purchases.

The Company has minimal operating expenses. The President and Secretary work for the Company on a part time basis and draw no remuneration. The President provides office facilities for the Company to use at no cost.

PART  2.  PLAN  OF  OPERATION

The Company conducted a limited test market of the Software during the April - June 2000 period. No firm conclusions can be drawn from the results obtained due to the small number of visitors to the Web Sites during the test market period. The Company intends to expand its business by focusing on the UK market for the next phase of its development. The Company has drawn up specifications for a brochure that it intends to distribute into the UK market by direct postal mail services during the period July - September 2000. The number of mail outs is projected to amount to 10,000 brochures. If this test market achieves a 1.00% success rate ("Success Rate"), defined as the total number of buyers divided by the total number of mail outs dispatched expressed as a percentage, or greater, the test market will be considered a success. If the Success Rate recorded is less than 1.0% of the total number of mail outs, the results will be considered unsatisfactory and the Company will consider discontinuation of its Software test marketing program altogether and seek alternative business opportunities, including, but not limited to, a merger with another company.

Competition

     The Company is an insignificant participant among firms which are engaged in selling personal and business software. There are many well-established software companies firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.



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

MARKET  FOR  COMPANY'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's stock traded on the OTC bulletin board with the stock symbol MLNS until February 8th, 2000. Since February 8th, 2000, the Company's common stock has been quoted in the "Pink Sheets" published daily, with the stock symbol MLNSE. During the six months ended June 30, 2000 the following share volumes were transacted at the indicated price levels.

PRICE  RANGE  OF  COMMON  STOCK

                  Number of             Transaction
                   Shares                  Price
                  ---------             -----------
01/31/00             500                   .375
06/30/00           12,500                  .125

 SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of June 30, 2000, the outstanding shares of common stock of the company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and share holding of each officer and director and all officers and directors as a group.


Title Of       Name  &  Address            Amount  &  Nature
Class       of  beneficial  owner       of  beneficial  owner    %  of  class
______________________________________________________________________________

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

RECENT  SALE  OF  UNREGISTERED  SECURITIES

None  during  the  period  April  -  June  2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               MILLENNIUM  SOFTWARE,INC



         August  11,  2000                     By:  /s/  Anthony  M  Bigwood
                                               -----------------------------
                                               Anthony  M  Bigwood
                                               President