Form 10KSB/A
period 1999-12-31
MILLENNIUM SOFTWARE INC
filed 2000-09-12
CIK 1100730

FORM 10-KSB
                                 Amendment No.1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-28452

                            MILLENNIUM SOFTWARE, INC.
                      Formerly Legal protection Services, Inc.
               (Exact name of registrant as specified in its charter)

            Nevada                                            93-1206546
---------------------------------                        --------------------
  (State or other jurisdiction                              (IRS Employer
of  Incorporation or organization)                        Identification No.)


2950 E. Flamingo Road, Suite G, Las Vegas, Nevada               89121
-------------------------------------------------            -----------
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation SB is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                                      PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL


     Millennium Software, Inc. (the Company) is engaged in the development of an Internet business to sell financial software products worldwide. To date it has secured exclusive worldwide rights to copy, duplicate, sell, distribute and sub-license software products known as CheckMy Banking 2000, CheckMy Loans 2000, and CheckMy Mortgage 2000 together with Learning Guides (the Software). The Software was in testing and proving trials at December 31st, 1999 and not available for customer use. The intention is to make the Software available for sale in the March-April 2000 period.


     To date the Company has received no sales income since incorporation as ICS
(9612), Inc. in February 1996. The name of the Company was changed to Millennium Software, Inc. in July 1997.


     The Company entered into an Electronic Distribution Agreement with Digital River, Inc., (Digital River') Eden Prairie, Minnesota on March 8th, 1999 whereby Digital River will provide order processing and credit card authorization services for the Company to enable delivery of the Software to customers by electronic download, and in physical CD-ROM form. The agreement with Digital River is for a period of two years, renewable by mutual consent. Digital River is an independent third party company whose shares are traded on NASDAQ (Symbol
DRIV). The Internet site for Digital River, Inc. is located at http://www.digitalriver.com.

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


     The Company entered into a Software Licensing Agreement (the Licensing Agreement) with Abacus Systems, Ltd., (Abacus) on December 8th, 1999, whereby the Company has obtained exclusive worldwide rights to publish, copy, distribute Software products and to sub-license reproduction and distribution rights of Software products in return for future aggregate royalty payments of 15% of sales of Software. Abacus Systems, Ltd is a company controlled and managed by the President of the Company. At December 31st, 1999 the Software products are not ready for release to the market. Further testing and proving trials are required before they can be released for sale.


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


     CheckMy Loans 2000 provides a new powerful personal and corporate loan management system. The software updates monthly loan balances, interest due and paid amounts and provides loan reports. It contains 25 software calculators for various what-if possibilities, such as calculating interest savings with loan consolidation, savings arising from early loan repayments, higher monthly repayments. The software checks lenders loan interest and loan terms and finds true values.

     CheckMy Mortgage 2000 is a smart mortgage calculator that contains several advanced new mortgage comparison and forecasts of property values features. The software calculates mortgage amortization schedules, refinance balances and total mortgage interest costs. The software provides compare mortgages, and refinances sections which calculate alternative financial results from different mortgages. The software is aimed at personal users who wish to keep watch on their mortgage finances. Country settings screen will allow users to select US, Canadian, or UK mortgage calculations routines.


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


     The Company has two Web Sites under construction located at http://www.mlnsoft.com and http://www.checkmy200.uk.com (The Web Sites). The www.mlnsoft.com site is designed to addresses the US and Canadian markets for the Software, the www.checkmy2000.uk.com site is designed to site the UK market for the Software.

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

     The Company also intends to promote its Web Sites through expanding its network of third party Internet sites that lead visitors directly to the Company's Web Sites. The Company intends to introduce a commission based sales incentive for Internet marketing affiliates (Affiliates) which will provide a 30% sales commission on net sales income earned from buyers that originate from third party Affiliates. Sales commissions due to Affiliates will be payable by the Company within 30 days after the end of each monthly reporting period.

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

The provisions for termination of the Software Licensing Agreement are as follows:

1. Abacus may terminate the License, at its sole discretion, if Royalty and Fee payments due to Abacus, or any part thereof, become 120 days or more overdue.
2. Abacus may terminate the License, at its sole discretion, if management control of Millennium changes from the current arrangements.
3. Millennium may terminate this License, at its sole discretion, by giving 120 days written notice to Abacus.
4. The License will be terminated immediately upon written notice by Abacus if the confidentiality provisions are breached by Millennium.

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


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company does not own or lease any real property at this time but is using, without charge, office facilities of its President located at 2277 Lawson Avenue, West Vancouver, BC, Canada. The telephone number is 604-926-5236.

    The Company has registered the web domain name www.CheckMy2000.uk.com.

ITEM 3.    LEGAL PROCEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted to a vote of security holders during 1999.

                                     PART II


ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock trades on the OTC bulletin board with the stock symbol MLNS.


PRICE RANGE OF COMMON STOCK

Date               Volume               High/Ask          Low/Bid      Close
---------       -----------          -------------     ------------   ------
12/05/97          10,200                   .60              .25         .25
03/05/98           7,000                   .60              .25         .27
07/31/98          14,500                   .40              .20         .40
09/30/98           1,000                   .30              .30         .30
12/31/98           2,000                   .30              .03         .05
03/31/99           3,800                   .75              .365        .75
06/30/99             800                   .875             .50         .50
09/30/99           3,674                   .9375            .365        .365
12/31/99           1,200                   .9375            .9375       .9375

These quotations are over-the-counter quotations and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

     In August of 1997 the Company approved a private placement of shares to Asia Pacific Mining (Bermuda) Ltd., which is controlled by the Company President. (Note: Asia Pacific Mining (Bermuda) changed its name to Abacus Systems Ltd., in 1999). 1,180,500 shares at $.05 each were issued to raise $59,250.

     The Company issued 3,000,000 shares, in September 1999, to the President, Dr. A. M. Bigwood (2,000,000 shares) and Abacus Systems Ltd (1,000,000), a company controlled by the President, at $0.01 per share as compensation for $30,000 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $30,000.

     The Company authorized the issue of 50,000 shares, in lieu of monetary compensation, to General Audit Systems, Inc., a Company controlled by the President, for payment by General Audit Systems, Inc., on behalf of the Company to the Company auditor, of $500 cash in September 1999 for audit expenses of Millennium Software, Inc. These shares were issued in October 1999.


     The Company issued 7,500 shares, in December 1999, in lieu of monetary compensation to Abacus Systems Ltd, a company controlled by the President, at $0.01 per share as compensation for $75.00 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $75.

     1,000 shares were issued to Ms. D Stoute during July 1999 for provision of web site software development services amounting to $10.00.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company is in a development stage and has earned no income since the date of incorporation in February 1996. Since 1997 the Company's business objectives are to market and distribute Windows 95/98 financial software products through the Internet.

SELECTED FINANCIAL DATA
                                         (In Dollars, except per share data)
                                     -------------------------------------------
                                     Dec 31, 1999   Dec 31, 1998   Dec 31, 1997
                                     -------------------------------------------

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

* Excluding shareholder loans

     The Company received $56,140 in working capital finance from the President and companies owned by the President during 1999 by provision of interest free loans. $30,575 of the loan finance has been exchanged for 3,O57,500 shares of Company stock in lieu of cash repayment at December 31st, 1999. The total amount of working capital loan finance provided by the President and companies controlled by the President since the date of incorporation in 1996 to December 31st, 1999 has amounted to $94,913.

     The Company has inadequate financial resources with which to enter the market for personal financial software. Its cash balances at 31st December 1999 amounted to $2,183. The potential marketing expenses required to enter the market for personal and business software substantially exceeds the Companies current cash resources. The Company does not anticipate any cash requirements for purchase of significant equipment over the next twelve months. The Company has no definite plans to raise additional capital during the next twelve months. The Company is currently solely reliant on the President of the Company continuing to provide interest free loan finance to maintain the Company=s day to day operations. The annual operating expenses before marketing and advertising costs amount to between $15,000 and $25,000 per annum. The President has paid for expenses for development of the Company's Web Sites amounting to $2,343. The Company has no known liabilities except for repayment of loans provided by the President. These loans have been provided on an as needed basis to the Company on an interest free basis, no specific repayment term, repayable on demand. The Company currently has insufficient cash resources to repay these loans. During the next twelve months any shortfall in cash requirements may be provided through interest free loans provided to the Company by the President, however this is not guaranteed. If the President is unable to provide loan-bridging finance, the Company may have to discontinue its operations entirely.


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


     The Company entered into an Electronic Distribution Agreement with Digital River, Inc, (Digital River) Eden Prairie, Minnesota on March 8th, 1999 whereby Digital River will provide order processing services for the Company to enable delivery of the Software to customers by electronic download, and facilities for warehousing and delivery of Software in physical CD-ROM form. Digital River is an independent company whose shares are traded on NASDAQ (Symbol: DRIV). The Internet address of Digital River is http://www.digitalriver.com. Digital River has not commenced providing software delivery services for the Company as of December 31st, 1999.


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


     Clause 16, Term and Termination of the agreement with Digital River contains the following provisions:

     This Agreement will continue in effect for two (2) years from the date hereof (March 8th, 1999). This Agreement will be automatically renewed for successive additional one (1) year terms (each, a Renewable Term) unless terminated by either party upon ninety (90) days written notice prior to the expiration of the Initial Term or any Renewable Term.

     The Agreement may be terminated by a party immediately by written notice to the other party upon the occurrence of any of the following events: (i) If the other party ceases to do business, or otherwise substantially terminates its business operations; (ii) If the other party shall fail to promptly secure or renew any license registration, permit authorization or approval for the conduct of its business in the manner contemplated by the agreement or if any such license, registration, permit, authorization or approval is revoked or suspended and not reinstated within thirty (30) days; (iii) If the other party materially breaches any provision of the agreement and fails to fully cure such breach within thirty (30) days of written notice describing the breach; or (iv) If the other party becomes insolvent or seeks protection under any bankruptcy laws, creditors arrangements, composition or comparable proceedings, or if any respect whatsoever affect a party's obligations to make payments top the other party in connection with the distribution of Products that occurred prior to the termination of the agreementpt

     The Company entered into a Software Licensing Agreement with Abacus Systems Ltd., on December 8th, 1999, whereby the Company has obtained exclusive worldwide rights to publish, copy distribute the Software, sub-license reproduction and distribution rights to the Software developed by Abacus in return for future royalty payments. Abacus expects to deliver Software to the Company under the terms of the licensing agreement in March 2000. The Company has agreed to pay Abacus 10% of royalties based on net revenues received from the sale of Software licensed by Abacus to the Company plus a 5% royalty based on net revenues received from the sale of Software licensed by Abacus to the Company for technical support.

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

     There are substantial risks involved in marketing new software products if the software contains unknown software errors (Errors) that cause program failures when in the hands of End Users. The Software may contain several unknown Errors that may cause product to be returned and sales revenue reimbursed to the End User. There is a risk of substantial returns if the Software contains such Errors.

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



ITEM 7.Financial Statements

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

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND
DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                                              Page Number
INDEPENDENT ACCOUNTANT'S REPORT                                    1

FINANCIAL STATEMENT
          Balance Sheets                                           2

          Statements of Operations and Deficit
           Accumulated During the Development Stage                3

          Statement of Changes in Stockholders' Equity.            4

          Statement of Cash Flows                                  5

          Notes to the Financial Statements                      6-9

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



/s/David Coffey

David Coffey, C.P.A.
Las Vegas, Nevada
June 14, 2000

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                          December 31
                                                 -------------------------------
                                                     1999              1998
                                                 ------------      -------------
ASSETS
Cash                                            $       2,154      $       2,884

Computers less accumulated depreciation
of $6,567 and $4,310, respectively                      4,713              6,970
                                                      -------            -------
   Total Assets                                 $       6,867      $       9,854
                                                      =======            =======
LIABILITIES & STOCKHOLDERS' EQUITY

Loans from stockholders                         $      64,338             38,773
                                                      -------            -------
   Total Liabilities                                   64,338             38,773

Stockholders'  Equity Common stock,
   authorized 25,000,000 shares at $.004 par
   value, issued and outstanding 5,098,500
   shares and 2,035,000 shares, respectively,
   after giving effect to a 4 to 1 reverse split
   Effective July 30, 1997                             20,394              8,140
   Additional paid-in capital
   Deficit accumulated during the
   Development stage                                 (197,833)
(138,646)                                             -------           --------
     Total Stockholders' Equity                       (57,471)          (28,919)

Total Liabilities and Stockholders' Equity      $       6,867      $       9,854
                                                =============      =============

The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)

                               Twelve months ended December 31, From Inception, -------------------------------- Feb.20, 1996 to
                                     1999             1998        Dec.31, 1999
                                --------------   --------------  ---------------
Income                          $            0   $            0   $           0

Expenses
   Advertising                               0                0           7,286
   Amortization of
       organizational costs                  0              633           1,000
   Auto expenses                             0                0           2,416
   Computer expenses                        10                0           3,985
   Consulting                                0                0           1,000
   Depreciation                          2,257            2,256           6,567
   Research and development              2,343                0           2,343
   Internet expenses                       801                0          12,801
   Legal and professional fees          21,180            2,804          63,669
   Office expenses                         446              552           4,802
   Telephone                             1,991                0           4,800
   Travel, meals, and lodgings          30,159                0          87,164
                                --------------   --------------   --------------
Total expenses                          59,187            6,245         197,833

Net loss                               (59,187)          (6,245)  $    (197,833)
                                                                  ==============
Retained earnings,
       beginning of period            (138,646)        (132,401)
                                --------------   --------------
Deficit accumulated during
the development stage           $     (197,833)        (138,646)
                                ==============   ==============
Earnings  (loss)  per  share,
       after  giving  effect
       to a 4 to 1 reverse split
       effective July 30, 1997:

Net loss, assuming no dilution  $        (0.02)  $         0.00   $       (0.10)
                                ==============   ==============   ==============
Net loss, assuming full dilution$        (0.02)            0.00   $       (0.10)
                                ==============   ==============   ==============
Weighted average shares,
no dilution                          3,055,625        2,035,000       2,024,881
                                ==============   ==============   ==============
Weighted average shares,
fully diluted                        3,105,625        2,035,000       2,041,548
                                ==============   ==============   =============


The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 20, 1996, (Date of Inception) TO December 31, 1999


                                        Common Stock      Additional
                                   ---------------------   Paid-In
                                     Shares      Amount    Capital       Total
                                   ---------   ---------  ----------   ---------
Balance February 20, 1996            ----      $  ----    $   ----     $  ----
Issuance of common stock for
services, March, 1996               1,000,000      1,000           0      1,000
Issuance of common stock for
cash, March, 1996                   1,000,000      1,000           0      1,000
May, 1996                           1,418,000      1,418      69,482     70,900
Less offering costs                         0          0     (22,198)   (22,198)
Less net loss                               0          0           0    (36,787)
                                   ----------  ---------  ----------   ---------
Balance, December 31, 1996          3,418,000      3,418      47,284     13,915
Reverse stock split 4 to 1
on July 30, 1997                   (2,563,500)         0           0          0
Issuance of common stock
for cash, August, 1997              1,180,500      3,418      54,303     59,025
Less net loss                               0          0           0    (95,614)
                                   ----------  ---------  ----------   ---------
Balance, December 31, 1997          2,035,000      8,140     101,587    (22,674)
Less net loss                               0          0           0     (5,198)
                                   ----------  ---------  ----------   ---------
Balance, September 30, 1998         2,035,000      8,140     101,587    (27,872)
Less net loss                               0          0           0     (1,047)
                                   ----------  ---------  ----------   ---------
Balance, December 31, 1998          2,035,000      8,140     101,587    (28,919)
Issuance of common stock
for cash, June, 1999                    5,000         20          30         50
Issuance of common stock to
offset debt, September, 1999        3,050,000     12,200      18,300     30,500
Issuance of common stock for
services, June 1999                     1,000          4           6         10
Issuance of common stock to
offset debt, December, 1999             7,500         30          45         75
Less net loss                               0          0           0    (59,187)
                                   ----------  ---------  ----------   ---------
Balance, December 31, 1999          5,098,500  $  20,394  $  119,968   $(57,471)
                                   ==========  =========  ==========   =========

The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

                                    Twelve months ended Dec. 31,  From Inception
                                    ---------------------------   Feb.20,1996 to
                                         1999          1998         Dec.31,1999
                                       --------      --------     --------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                              $  (59,187)   $   (6,244)    $   (197,833)
Non-cash items included in net loss:
   Issue of stock for services                10             0             1,010
   Amort. of organizational costs              0           633                 0
   Depreciation                            2,257         2,256             6,567
Adjustments to reconcile net loss
   to cash used by operating activity:
   Loans from stockholders                56,140         1,010            94,913
   Stock issued to repay loans
   From stockholders                     (30,575)            0         (30,575)
                                      ----------    ----------     -------------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                     (31,355)       (2,345)        (125,918)

CASH FLOWS USED BY
INVESTING ACTIVITIES
   Computers                                   0             0           11,280
                                      ----------    ----------     -------------
NET CASH USED BY INVESTING ACTIVITIES          0             0           11,280

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
   Issue of stock to offset
   loans from stockholders                30,575             0           30,575
   Sale of common stock                       50             0            7,190
   Paid-in capital                             0             0          123,785
   Less offering costs                         0             0          (22,198)
                                      ----------    ----------     -------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                      30,625             0          139,352
                                      ----------    ----------     ------------
NET INCREASE IN CASH                        (730)       (2,345)    $      2,154
                                                                   =============
CASH AT BEGINNING OF PERIOD                2,884         5,229
                                      ----------    ----------     -------------
CASH AT END OF PERIOD                 $    2,154    $    2,884
                                      ==========    ==========     =============

The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated on February 20, 1996, under the laws of the State of Nevada as Legal Protection Services, Inc. The business purpose was then to sell prepaid legal services. On July 10, 1997, the shareholders approved a change of name to Millennium Software, Inc. The Company is still in the development stage and has not generated any revenue from operations. The Company is engaged in the development of an Internet-based business and commenced development of a web site. The Company entered into an Electronic Distribution Agreement with Digital River, Inc. in March of 1999.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company's financial accounts have been audited by D. Coffey CPA from 1996 to December 31st,1999. There have been no disputes or disagreements with the auditor.

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

     The following table sets forth certain information with respect to each of the Directors, Executive Officers of the Company, their ages, and all positions with the company.


Name                       Age                         Position
--------------------------------------------------------------------------------

Anthony M. Bigwood           60                        President and Director
Address
Address

Elizabeth J. Bigwood         58              Secretary/Treasurer and Director

--------------------------------------------------------------------------------

     Anthony Michael Bigwood B.Sc., PhD., MBA (Sloan). President and Director. Age 60, British citizen. Dr. Bigwood was educated in Britain where he attended the University of Bristol studying natural sciences. He continued his studies after his degree to earn a Ph.D. He was recruited by Unilever as management trainee and held several management positions in Unilevers' chemical division. He joined the mining finance group Rio Tinto Zinc Corporation as a financial management consultant and was appointed Director of RTZ Consultants Ltd. within three years of joining the firm. Dr. Bigwood was selected as "executive of the year" by RTZ and selected to join the Sloan MBA Program at the London Business School for one year where he studied banking, finance and management sciences. On rejoining RTZ he became managing director of RTZ Computer Services, RTZ Software and Rio Tinto Management Services (Toronto). He left RTZ to start his own computer company which he ran successfully. He sold his shareholdings after 6 years. Thereafter Dr. Bigwood has continued to provide financial consulting advisory services and has lead several negotiations with major banks to secure financing for corporate acquisitions. Dr. Bigwood controls several private companies including Abacus Corporation, Ltd., (Isle of Man, UK) and Abacus
Systems Ltd (Bermuda) and in addition is President of the following US companies: Asia & Pacific Mining Ventures, Inc., Mid West Oil & Gas, Inc. and General Audit Systems, Inc.

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

     Our executive officers have served since February of 1996. A director's term of office is ten (10) years, renewable by mutual consent. The next renewal date is February 1st, 2006.

FAMILY RELATIONSHIPS

     Anthony M. Bigwood, President and Director, and Elizabeth J. Bigwood, Secretary/Treasurer and director, are husband and wife.


ITEM 10. EXECUTIVE COMPENSATION

     Any compensation received by officers or directors of the Company will be determined from time to time by the Board of Directors. The company is currently developing a new Internet business venture and has not paid any salaries or executive compensation. The executive officers and directors will not receive compensation until operations commence.

     Stock Options - The Company granted 300,000 incentive options (the Options) on common shares to the President at an exercise price of $.01 per share on November 22, 1999. The terms of the Options are payment in cash within a 3 year period ending November 21st, 2002, after which date any outstanding Options will be cancelled. The options can be converted into common shares upon full payment in cash. No part payments are allowed. Any number of options may be converted at any time within the three year period. Any and all options which remain unconverted to common shares after November 21st, 2002 and the attached right to convert to common shares will be cancelled.

     The audited value of shareholders equity based on the financial statements prepared by the Company's auditors was -0.01 (negative) per share on September 30, 1999.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------
                 Number of Securities       % of total
               Underlying Options/SARs    Options/SARs     Execise/Base   Exp.
     Name              Granted           Granted in 1999   Price($/sh)   Date
    -------     ----------------------   ---------------   -----------  --------

Anthony Bigwood        300,000                100%          $.01/sh     10/21/02


Market price of common stock at the date of the grant was $0.365.

None of these options have been exercised within the last fiscal year End.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     In August of 1997 the Company approved a private placement of shares to Asia Pacific Mining (Bermuda) Ltd., which is controlled by the Company President. (Note: Asia Pacific Mining (Bermuda) changed its name to Abacus Systems Ltd., in 1999). 1,180,500 shares at $.05 each were issued to raise $59,250.

     The Company issued 3,000,000 shares, in September 1999, to the President, Dr. A. M. Bigwood (2,000,000 shares) and Abacus Systems Ltd (1,000,000), a company controlled by the President, at $0.01 per share as compensation for $30,000 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $30,000.

     The Company authorized the issue of 50,000 shares, in lieu of monetary compensation, to General Audit Systems, Inc., a Company controlled by the President, for payment by General Audit Systems, Inc., on behalf of the Company, of $500 in September 1999 for expenses. These shares were issued in October 1999.

         The Company approved the issued 7,500 shares, in December 1999, in lieu of monetary repayment of debt, to Abacus Systems Ltd., a company controlled by the President, for payment on behalf of the Company, of $75.00 for expenses paid on behalf of the Company. The 7,500 shares of the Company so issued were transferred in December 1999 to married children of the President, Richard Bigwood (2,500 shares), Catherine Coelho (2,500 shares), and 2,500 shares were transferred to Mr. James Bigwood, son of the President and Mrs. EJ Bigwood.


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

Title of
Class           Name & Address            Amount & Nature           % of class
              of beneficial owner       of beneficial owner
-------------------------------------------------------------------------------

Common        Abacus Systems Ltd               1,668,000              30.90
              44 Church Street
              Hamilton
              Bermuda


Common        Abacus Corporation Ltd           1,944,750              36.02
              Kissack Court
              Ramsey
              Isle of Man
              United Kingdom


Common        A.M. and E.J.Bigwood (1)(2)(3)   8,592,000 (4)          79.58
              2277 Lawson Avenue
              West Vancouver
              BC V7V 2E3 Canada

Common        Officers and Directors           4,294,750 (1)          79.55
              Combined


(1) The President currently has options to purchase 300,000 shares at $.01 which are exercisable until November 21, 2002, and these options are included in share totals in the table above.

(2) Mr. Bigwood's spouse, E J Bigwood, is the beneficial owner of 997,375 shares of common stock, from her 50% ownership of Abacus Corporation Ltd (1,944,750 shares) and 50% ownership of General Audit Systems Ltd (50,000 shares). These shares are reported in the beneficial ownership of Mr. Bigwood.

(3) Mrs. Bigwood's spouse, A M Bigwood, is the beneficial owner of 3,297,375 shares of common stock, from 2,000,000 shares held directly, his 50% ownership of Abacus Corporation Ltd (1,944,750 shares) and 50% ownership of General Audit Systems Ltd (50,000 shares) and options to buy another 300,000 shares by November 21, 2002. All these shares are reported in the beneficial ownership of Mrs. Bigwood.

(4). Mr. James Bigwood, son of Mr & Mrs. Bigwood owns 2,500 shares. These are included in the holdings of Mr & Mrs. Bigwood.

Mr. Bigwood and Mrs. Bigwood each hold 50% ownership of Abacus Corporation Ltd. Abacus Corporation Ltd controls 96.825% ownership of Abacus Systems Ltd. Abacus Systems Ltd holds directly 1,668,000 shares of the Company. The beneficial ownership of 1,944,750 shares by Abacus Corporation Ltd includes all the shares held by Abacus Systems Ltd and 326,750 shares held directly.

Abacus Systems Ltd transferred 7,500 shares of the Company to the married children of Mr. & Mrs. Bigwood (5,000 shares) in December 1999 and 2,500 shares to James Bigwood, son of Mr. & Mrs. Bigwood also in December 1999.

The fully diluted number of shares issued at December 31, 1999 amounted to 5,398,500 including 300,000 options issued to the President. These shareholdings and options are used as the basis of calculations of % of Class in the table.

The Company's transfer agent at December 31st, 1999 is Interwest Transfer of Salt Lake City, Utah. Interwest Transfer confirms that as of 12/31/99, there are approximately 82 shareholders of record.

CHANGES IN CONTROL

     There are currently no arrangements that will result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Abacus Systems Ltd, is a private Bermuda company controlled by Anthony Bigwood, the President of the Company. Abacus has 22 other shareholders, none of whom are related to the President in any way. The Company has insufficient financial resources or skilled personnel to undertake software development on its own. The Company has acquired the exclusive rights to copy, reproduce, distribute and sub-license rights to reproduce and distribute CheckMy Banking 2000, CheckMy Loans 2000 and CheckMy Mortgage 2000 together with User Guides (the Software) in return for payments to Abacus of 10% royalties of net revenue income received by the Company from sale of the Software, and a 5% royalty fee for the provision of technical support to the Company.

     The provisions for termination of the Software Licensing Agreement are as follows:

1. Abacus may terminate the License, at its sole discretion, if Royalty and Fee payments due to Abacus, or any part thereof, become 120 days or more overdue.
2. Abacus may terminate the License, at its sole discretion, if management control of Millennium changes from the current arrangements.
3. Millennium may terminate this License, at its sole discretion, by giving 120 days written notice to Abacus.
4. The License will be terminated immediately upon written notice by Abacus if the confidentiality provisions are breached by Millennium.

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

    The Company is satisfied that the terms of the License Agreement including the royalty payments owed to Abacus, are on no less favorable terms to the Company than terms that could be obtained from unrelated third parties under similar license and royalty agreements.

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

     The Company issued 3,000,000 shares, in September 1999, to the President, Dr. A. M. Bigwood (2,000,000 shares) and Abacus Systems Ltd (1,000,000), a company controlled by the President, at $0.01 per share as compensation for $30,000 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $30,000.

     The Company authorized the issue of 50,000 shares, in lieu of monetary compensation, to General Audit Systems, Inc., a Company controlled by the President, for payment by General Audit Systems, Inc., on behalf of the Company to the Company auditor, of $500 cash in September 1999 for audit expenses of Millennium Software, Inc. These shares were issued in October 1999.

     The Company issued 7,500 shares, in December 1999, to Abacus Systems Ltd, a company controlled by the President, at $0.01 per share as compensation for $75.00 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $75. Abacus Systems Ltd transferred 7,500 shares of the Company to the married children of Mr. & Mrs. Bigwood (5,000 shares) in December 1999 and 2,500 shares to James Bigwood, son of Mr. & Mrs. Bigwood also in December 1999.

     The Company granted 300,000 incentive options (the Options) on common shares to the President at an exercise price of $.01 per share on November 22, 1999. The terms of the Options are payment in cash within a 3-year period ending November 21st, 2002, after which date any outstanding Options will be cancelled. The value of shareholders equity based on the financial statements prepared by the Company's auditors was -0.01 (negative) per share on September 30, 1999.

     The Company has received $94,913 interest free loan finance for working capital since incorporation in 1996 to December 31, 1999 from the President and companies owned by the President. $30,575 of the loan finance had been exchanged for 3,057,500 shares of Company stock to December 31, 2000.

The Company owes Mr. Bigwood a balance of $64,338 at December 31, 1999.

The loans provided by Mr. Bigwood have been as follows:

Dates                           Loans       Shares    Reduction     Loan balance
                              Advanced      Issued     in debt       0wing to
                            By Mr. Bigwood                          Mr. Bigwood
                                (1)
-------------------------------------------------------------------------------

02/96 -    12/31/97        $  37,763                                   $ 37,763
01/01/98 - 09/30/98        $   1,010                                   $ 38,773
10/01/98 - 12/31/98             Nil                                    $ 38,773
01/01/99 - 03/31/99        $  27,996                                   $ 66,769
04/01/99 - 06/30/99        $   4,607                                   $ 71,376
07/01/99 - 09/30/99        $  13,537        3,050,000   $ 30,500       $ 54,413
10/01/99 - 12/31/99        $  10,000            7,500   $     75       $ 64,338
-------------------------------------------------------------------------------
                  Totals   $  94,913        3,057,500   $ 30,575       $ 64,338

(1) Loans advanced by AM Bigwood and companies controlled by him to the Company.

     The per share value of shares issued for services, repayment of shareholder loans, cash, and incentive stock options during the period January - December 1999 was determined firstly by reference to whether the volume of stock transactions during the immediately prior three month period on the OTC represented 1% or greater of the total number of shares issued, to establish fair market value. In the director's opinion, trading volume of less than 1% of shares issued does not constitute a proper market for the purposes of establishing fair market value. During each quarterly period during January 1st, 1999 - December 31st, 1999 the volume of shares traded on the OTC market amounted to 0.187%, 0.04%, 0.181% and 0.024% of the total number of shares issued, all of which fell below the threshold of 1% of shares issued. The per share value of shares issued for services, repayment of shareholder loans, cash and incentive stock options was then determined by reference to total stockholders' equity value reported in the current period financial statement divided by the number of shares issued, or $0.01 per share, whichever is the greater value at the date of issuance of shares.

DIVIDENDS

     To date, the Company has not paid any dividends on its common stock. The payment of dividends by the Company, if any in the future, rests within the discretion of its Board of Directors and will depend among other things, upon the Company's earning, its capital requirements and its financial condition, as well as other relevant factors.



Description of Securities

     The authorized capital stock of the Company consists of 25,000,000 Shares of Common Stock. The holders of Common Stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of the assets of the Company available for distribution or winding up of affairs of the Company; (iii) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (iv) are entitled to one non cumulative vote per share, on all matters which shareholders may vote on at all meetings of shareholders. At this time there are approximately 5,398,500 shares outstanding, including 300,000 Options granted to the President.


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

PENNY STOCK REGULATION


     The Securities Exchange Commission (the SEC) has adopted rules that regulate broker dealer practices in connection with transactions in 'penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system.) The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchase and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Company's common stock is subject to the penny stock rules, and accordingly, investors in this Offering may find it difficult to sell their shares, if at all.

ITEM 13. EXHIBITS

13.1 CONTRACTS

13.1.1   Electronic Software Distribution Agreement


     This agreement is made and entered into on March 8th, 1999 by and between Digital River, Inc., its successors or assigns, 9625 West 76th Street Eden Prairie, Minnesota 55344 ("DR") and the Millennium Software, Inc registered office at 2950 East Flamingo Road, Suite G, Las Vegas, Nevada 89121 a corporation, hereafter referred to as Vendor, with its principal office at 2277 Lawson Avenue, West Vancouver BC V7V 2E3 Canada.

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

3. VENDOR'S GENERAL OBLIGATIONS

a. Vendor shall deliver the current version of the Product to DR immediately following execution of this Agreement. Vendor will provide DR with:
          (i)  copies of the Software on master diskettes,
          (ii) Product specification information in a single file, self extracting archive format, or in another mutually agreeable computer readable form that can be reproduced by DR,
          (iii)Documentation in a computer readable form mutually agreeable to the parties that can be reproduced by DR, and (iv) all the items and materials specified in the Requirements Checklist on Exhibit B.
b. Vendor shall provide DR with computer readable copies and/or tangible packaged Products containing all new releases, updates, or revisions of the Software and Documentation within a reasonable time after each such release is made generally available by Vendor. Vendor will notify DR of its plans for each new release, update, or revision of the Product to DR in sufficient quantities on or before the date it is offered to any other distributor.
c. For Products are listed on Exhibit A as Host Sales, Vendor shall provide a hypertext link to www.digitalriver.com (Or equivalent) on the Site (the
     Link) where Product may be purchased by End-User from DR. Vendor agrees to prominently display the Link and use readable efforts to promote the Link on Site. Vendor agrees that no other hypertext link for sale of the Products will be placed on the Site or elsewhere without the prior written consent of DR.
d. If Vendor makes any modifications, updates, or enhancements (the Improvements) to the Product, Vendor will offer the Improvements for distribution by DR on terms substantially equivalent to those provided in this Agreement. In the event that Vendor develops or acquires any new products, Vendor agrees to give DR the right of first refusal for distribution of these products on the Site and as provided for in this

Electronic Software Distribution Agreement

    Agreement with respect to the Products.

e. Vendor shall furnish an EULA in computer readable form to DR which is to be included with each copy of the Products sold by DR hereunder. Vendor's linking of the Site to www.digitalriver.com (or equivalent) shall constitute approval of the EULA DR is delivering as part of the Product.

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

b. The following provisions will apply to any Products listed on Exhibit A for which tangible delivery is to be made by DR:

     1. The Vendor shall provide DR with an inventory of the Products to be held on consignment and used by DR to fulfill orders for the Products. DR shall be responsible for the delivery of the Products to the End Users at the locations designed by the End User.
     2. The Products shall be delivered to DR prepackaged and ready for shipment and delivery to the End User. The Vendor shall be solely responsible for the shipment of the Products to DR and shall be solely responsible for all costs and expenses associated with any such shipments. The Vendor shall bear the entire risk of loss or damage to the Products during shipments to or from DR.
     3. Within fifteen (15) days after the date of this Agreement, the Vendor shall provide DR with such consigned quantities of the Products as may be mutually agreed upon in writing by DR and the Vendor. On a periodic basis, DR shall provide an inventory detail to Vendor showing the current inventory of the Products, Periodically, DR will issue consignment purchase orders for the estimated needs of the Product to be tangibly delivered. The Vendor shall be responsible for making prompt delivery of the Products to DR.
     4. All Shipments of Product to DR will be clearly labeled with DR's purchase order number on the outside of the box. If DR is tracking serial numbers for the Products, Vendor will provide with each shipment of the Product a complete list of the serial numbers of the Product enclosed in the box.
     5. DR shall have no liability of any kind whatsoever as a result of a delay in the delivery of the Products by Vendor, or the delivery of Products to DR in non-conforming condition, Upon the termination of this Agreement, at the Vendor's sole cost and expense, the unsold inventory of the Products shall be returned to the Vendor.
c. The following provisions shall apply to any Products listed on exhibit A for which digital or tangible delivery is to be made by Vendor:
     1. The Vendor shall maintain an inventory of the Products to be used by Vendor to fulfill orders for tangible delivery of products.

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

      Electronic Software Distribution Agreement

          (iii)the actual or alleged infringement of any proprietary rights arising out of DR's duplication, sale, distribution, or other use of the Product pursuant to this Agreement; or
          (iv) in the event the Vendor is obligated to sales or use tax payments pursuant to the provisions of Exhibit C, any obligation or liability of DR and its successors and assigns to make use tax payments in any state indicated in Exhibit C or otherwise.
b. DR shall indemnify and hold Vendor harmless from and against any and all liabilities, losses, damages, costs, and expenses (including reasonable legal fees and expenses) associated with or incurred as a result of any claim action, or proceeding instituted against Vendor resulting from DR's improper or unauthorized replication, packaging, marketing, distribution, or installation of the Product, or the breach by DR of any of the terms of this Agreement or any of the representations and warranties contained herein.
c. If either Vendor or DR receives notice or knowledge of a claim as described above, it will promptly notify the other party in writing and give the other party all necessary information and assistance and the exclusive authority to evaluate, defend, and settle such claim.

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

16. TERM AND TERMINATION

a. This Agreement will continue un effect for two (2) years from the date hereof (Initial Term). This Agreement will be automatically renewed for successive additional one (1) year terms (each, a Renewal Term) unless terminated by either party upon ninety (90) days written notice prior to the expiration of the Initial Term and Renewal Term.
b. This Agreement may be terminated by a party immediately by written notice to the other party upon the occurrence of any of the following events: (i) If the other party ceases to do business, or otherwise substantially terminates its business operations; (ii) If the other party shall fail to promptly secure or renew any license registration, permit, authorization or approval for the conduct of its business in the manner contemplated by this Agreement or if any such license, registration, permit, authorization or approval is revoked or suspended and not reinstated within thirty (30) days; (iii) If the other party materially breaches any provision of this Agreement and fails to fully cure such breach within thirty (30) days of written notice describing the breach; or (iv) If the other party becomes insolvent or seeks protection under any bankruptcy laws, creditor's arrangement, composition or comparable proceeding, or if any such proceeding is instituted against the other and not dismissed within ninety
     (90) days.
c. Upon termination of this Agreement for any reason, DR will immediately cease distribution of the Product. The termination of this Agreement shall not in any respect whatsoever affect a party's obligation to make payments to the other party in connection with the distribution of Products that occurred prior to the termination of this Agreement.
d. Termination by either party will not affect the rights of any End User under the terms of the EULA.

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

DR:                                                             Vendor:

Digital River, Inc.                         Millennium Software, Inc.



Signature:                            Signature: /s/ Anthony Bigwood
          ----------------------                 ---------------------

Name & Title:                          Name & Title: A.M. Bigwood, Pres. and CEO
             -------------------                     ---------------------------


Date: 3/24/99                             Date: March 8th 1999
     --------------------------

 Electronic Software Distribution Agreement

                            EXHIBIT A Defined Terms

   As used in this Agreement, the following terms shall have the meanings ascribed to them below, and shall have application to the Products and DR and the Vendor, as applicable, as indicated in the following table:

The term Advertised Price shall mean the price at which the product will be initially sold for Host Sales.

The term Discount Percentage shall mean the percent by which the Advertised Price is reduced.

The term Margin Payment shall mean the Dollar amount of the Discounted Percentage, which, as applicable, shall be retained by or paid by DR.

The term Percentage Cost shall mean an amount equal to the Advertised Price minus the Margin Payment, and which shall be payable by DR to Vendor for each copy of a Product sold to an End User in a Host Sale.

The term Fee shall mean the amount indicated, which shall be payable to DR for each Transaction.

The term Responsible for Delivery shall mean the party responsible for delivering the Products to End Users.

The term Method of Delivery shall mean the manner in which the Products are delivered to End Users, either digitally or tangibly.

The term Distribution Cost shall mean the amount indicated, which is the amount DR shall pay Vendor for each Product sold in a Channel Sale and which shall not in any event be an amount more than the amount for which the Vendor sells the same Product to any other person or organization.

Electronic Software Distribution Agreement (continued)

Product Information



Please fill out the following template for each Product.

Product name (50 characters maximum):        CHECKMYLOANS2000

Vendor Name (up to 36 characters):           MILLENNIUM SOFTWARE, INC

If product is for tangible delivery by
  DR, shipping weight:                       NOT GREATER THAN 75 GRAMS WEIGHT

Product Categories (up to 3)                 PERSONAL SOFTWARE

Does this Product include electronic
  documentation? (Y/N)                       ON LINE FILES WILL BE RESIDENT ON
                                             OUR WEB SITE
Does this Product include online help?
  (Y/N)                                      YES

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