Form 10QSB/A
period 2000-03-31
MILLENNIUM SOFTWARE INC
filed 2000-09-12
CIK 1100730

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549

                                   FORM 10-QSB
                                (Amendment No. 2)

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
MARCH 31, 1999

                                TABLE OF CONTENTS
                                                              Page Number
INDEPENDENT ACCOUNTANT'S REPORT.........................           1

FINANCIAL STATEMENT
          Balance Sheets................................           2

          Statements of Operations and Deficit
           Accumulated During the Development Stage.....           3

          Statement of Changes in Stockholders' Equity.           4 -5

          Statement of Cash Flows.......................           6

          Notes to the Financial Statements.............           7 -10

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

/s/David Coffey
David Coffey, C.P.A.
Las Vegas, Nevada
June 15, 2000

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                 March 31
                                      -------------------------------
                                            2000              1999
                                       ------------      -------------
ASSETS
Cash                                   $        508      $       2,884

Computers less accumulated depreciation
of $7,131 and $4,074, respectively            4,149              6,406
                                       ------------      -------------
   Total Assets                        $      4,667      $       9,290
                                       ============      =============
LIABILITIES & STOCKHOLDERS' EQUITY

Loans from stockholders                $     60,734             66,769
                                       ------------      -------------
   Total Liabilities                         60,734             66,769

Stockholders'  Equity Common stock,
   authorized  25,000,000  shares at
   $.004 par value, issued and
   outstanding 7,154,500 shares and
   2,035,000  shares, respectively,
   after giving effect to a 4 to 1
   reverse split
   Effective July 30, 1997                   28,618              8,140
   Additional paid-in capital               132,304            101,587
   Deficit accumulated during the
    Development stage                      (216,999)          (167,206)
                                       ------------      -------------
     Total Stockholders' Equity             (56,077)           (57,479)

Total Liabilities and Stockholders'
              Equity                   $      4,657      $       9,290
                                       ============      =============


The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                             Three months ended March 31,  From Inception,
                            -----------------------------  Feb.20, 1996 to
                               2000              1999         Mar.31, 2000
                            -----------       -----------  ---------------
Income                      $         0       $         0  $           0

Expenses
Advertising                           0                 0            7,286
Amortization of
      organizational costs            0                 0            1,000
Auto expenses                         0                 0            2,416
Computer expenses                     0                 0            3,985
Consulting                            0                 0            1,000
Depreciation                        564               564            7,131
Research and development         16,956                 0           19,299
Internet expenses                 1,066             2,843           13,867
Legal and professional fees         580                 0           64,249
Office expenses                       0               446            4,802
Telephone                             0             1,991            4,800
Travel, meals, and lodgings           0            22,716           87,164
                            -----------       -----------  ---------------
Total expenses                   19,166            28,560          216,999
Net loss                        (19,166)          (28,560) $      (216,999)
                                                           ===============
Retained earnings, beginning
      of period                (197,833)         (138,646)
                            -----------       -----------
Deficit accumulated during
      the development stage $  (216,999)         (167,206)
                            ===========       ===========
Earnings (loss) per share,
  after giving effect to a
  4 to 1  reverse  split
  effective July 30, 1997:

Net loss, assuming
      no dilution           $     (0.00)      $      0.01  $         (0.09)
                            ===========       ===========  ===============
Net loss, assuming full
      Dilution              $     (0.00)             0.01  $         (0.09)
                            ===========       ===========  ===============
Weighted average shares,
      no dilution             5,783,833         2,035,000       2,314,032
                            ===========       ===========  ===============
Weighted average shares,
      fully diluted           6,083,833         2,035,000       2,352,493
                            ===========       ===========  ===============


The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 20, 1996, (Date of Inception)
TO MARCH 31, 2000

                                    Common Stock       Additional
                                ---------------------   Paid-In
                                 Shares      Amount     Capital      Total
                                ---------   ---------  ----------   ---------
Balance February 20, 1996                   $         $            $
Issuance of common stock for
services, March, 1996           1,000,000       1,000          0        1,000
Issuance of common stock for
cash, March, 1996               1,000,000       1,000          0        1,000
May, 1996                       1,418,000       1,418     69,482       70,900
Less offering costs                     0           0    (22,198)     (22,198)
Less net loss                           0           0          0      (36,787)
                                ---------   ---------  ---------    ---------
Balance, December 31, 1996      3,418,000       3,418     47,284       13,915
Reverse stock split 4 to 1
on July 30, 1997               (2,563,500)          0          0            0
Issuance of common stock
for cash, August, 1997          1,180,500       3,418     54,303       59,025
Less net loss                           0           0          0      (95,614)
                                ---------    ---------  ---------   ---------
Balance, December 31, 1997      2,035,000       8,140    101,587      (22,674)
Less net loss                           0           0          0       (5,198)
                                ---------    ---------  ---------   ---------
Balance, September 30, 1998     2,035,000       8,140    101,587      (27,872)
Less net loss                           0           0          0       (1,047)
                                ---------    ---------  ---------   ---------
Balance, December 31, 1998      2,035,000       8,140    101,587      (28,919)
Issuance of common stock
for cash, June, 1999                5,000          20         30           50
Issuance of common stock to
offset debt, September, 1999    3,050,000      12,200     18,300       30,500
Issuance of common stock for
services, June 1999                 1,000           4          6           10
Issuance of common stock to
offset debt, December, 1999         7,500          30         45           75
Less net loss                           0           0          0      (59,187)
                                 ---------    ---------  ---------   --------
Balance, December 31, 1999      5,098,500    $ 20,394   $119,968    $ (57,471)
                                =========    ========= ==========   =========

The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 20, 1996, (Date of Inception)
 TO March 31, 2000
(continued)

                                    Common Stock       Additional
                                ---------------------   Paid-In
                                 Shares      Amount     Capital      Total
                                ---------   ---------  ----------  ---------
Balance, December 31, 1999      5,098,500    $ 20,394   $119,968   $(57,471)
Issuance of common stock
For services, March 2000            6,000          24         36         60
Issuance of common stock to
offset debt, March 2000         2,050,000       8,200     12,300     20,500
Less net loss                           0           0          0    (19,166)
                                ---------   ---------    ---------  --------
Balance, March 31, 2000         7,154,500      28,618    132,304    (56,077)

The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

                                    Three months ended March 31,  From Inception
                                    ---------------------------   Feb.20,1996 to
                                        2000          1999         March 31,2000
                                      ---------     ---------     --------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                              $ (19,166)    $ (28,560)    $  (216,999)
Non-cash items included in net loss:
   Issue of stock for services               60             0           1,070
   Depreciation                             564           564           7,131
Adjustments to reconcile net loss
 to cash used by operating activity:
   Loans from stockholders               16,896        27,996         111,809
   Stock issued to repay loans
   From stockholders                    (20,500)            0         (51,075)
                                      ---------     ---------     -----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                    (22,146)            0        (148,064)

CASH FLOWS USED BY
INVESTING ACTIVITIES
   Computers                                  0             0          11,280
                                      ---------     ---------     -----------
NET CASH USED BY INVESTING ACTIVITIES         0             0          11,280

CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES
   Issue of stock to offset
   loans from stockholders               20,500             0          51,075
   Sale of common stock                       0             0           7,190
   Paid-in capital                            0             0         123,785
   Less offering costs                        0             0         (22,198)
                                      ---------     ---------     -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                     20,500             0          159,852
                                      ---------     ---------     -----------
NET INCREASE IN CASH                     (1,646)            0     $       508
                                                                  ===========
CASH AT BEGINNING OF PERIOD               2,154         2,884
                                      ---------     ---------
CASH AT END OF PERIOD                 $     508     $   2,884
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

NOTE C   LOANS FROM STOCKHOLDERS


     The Company's President, or companies controlled by the Company's President, have extended loans to the Company at no interest, payable on demand, for working capital purposes. As of March 31, 2000, the Company had issued 5,107,500 shares of common stock, at $.01 per share,in repayment of $51,075 of its loans from stockholders. The balance due after the issuance of shares was

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2000, AND March 31, 1999
(continued)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


     NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS This statement includes projections of future results and "forward- looking statements " as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act").All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, the risks in conjunction with those forward-looking statements contained in this Statement.


Overview
--------

Due to the development stage of the Company's business, the Company has not generated any revenues to March 31st, 2000. To date, the Company has not relied on revenues for funding. The Company has secured from Abacus Systems Ltd ("Abacus"), a company controlled by the President, the license to sell, copy, duplicate and sub-license software products known as CheckMy Banking 2000, CheckMy Loans 2000 and CheckMy Mortgage 2000 (the "Software") and to date no sales of Software have been made. The Company has commissioned the development of two web sites www.checkmy2000.uk.com and www.mlns.com (the "Web Sites") which were not available to the public during the three months ended March 31st, 2000. The Company entered into a 2-year software distribution agreement with Digital River, Inc, Eden Prairie, Minnesota, United States in March 1999 whereby the Software will be distributed by Digital River electronically and in physical form via CD-ROM. To date Digital River has made no deliveries of the Software to customers.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

RECENT SALE OF UNREGISTERED SECURITIES

None during the period April - June 2000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders during the period.

Item 5.


Other information

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




Title of   Name & Address               Amount & Nature        % of class
 Class    of beneficial owner          of beneficial owner
----------------------------------------------------------------------------

Common     Abacus Systems Ltd                3,964,750          53.19
           44 Church Street
           Hamilton
           Bermuda

Common     Abacus Corporation Ltd            3,964,750          53.19
           Kissack Court
           Ramsey
           Isle of Man
           United Kingdom


Common     A.M. and E.J.Bigwood (1)(2)(3)   12,642,000 (4)      84.79
           2277 Lawson Avenue
           West Vancouver
           BC V7V 2E3 Canada

Common     Officers and Directors            6,314,750 (1)      84.71
           Combined



(1) The President currently has options to purchase 300,000 shares at $.01 which are exercisable until November 21, 2002, and these options are included in share totals in the table above.

(2) Mr. Bigwood's spouse, E J Bigwood, is the beneficial owner of 2,007,375 shares of common stock, from her 50% ownership of Abacus Corporation Ltd (3,964,750 shares) and 50% ownership of General Audit Systems Ltd (50,000 shares). These shares are reported in the beneficial ownership of Mr. Bigwood.

(3) Mrs. Bigwood's spouse, A M Bigwood, is the beneficial owner of 4,307,375 shares of common stock, from 2,000,000 shares held directly, his 50% ownership of Abacus Corporation Ltd (3,964,750 shares) and 50% ownership of General Audit Systems Ltd (50,000 shares) and options to buy another 300,000 shares by November 21, 2002. All these shares are reported in the beneficial ownership of Mrs. Bigwood.

(4) Mr. James Bigwood, son of Mr & Mrs. Bigwood owns 12,500 shares. These are included in the holdings of Mr & Mrs. Bigwood.

Mr. Bigwood and Mrs. Bigwood each hold 50% ownership of Abacus Corporation Ltd. Abacus Corporation Ltd controls 96.825% ownership of Abacus Systems Ltd. Abacus Systems Ltd holds directly 3,964,750 shares of the Company. The beneficial ownership of 3,964,750 shares by Abacus Corporation Ltd includes all the shares held by Abacus Systems Ltd.

The fully diluted number of shares issued at March 31st,2000 amounted to 7,454,500 including 300,000 options issued to the President. These shareholdings and options are used as the basis of calculations of % of class in the table.

The Company's transfer agent at March 31st, 2000 is First American Stock Transfer of Phoenix, Arizona. First American Stock Transfer confirms that as of 03/31/2000, there are approximately 84 shareholders of record.

Mr. and Mrs. Bigwood are husband and wife.


RECENT SALE OF UNREGISTERED SECURITIES

The Company issued 2,050,000 shares, in March 2000, to Abacus Systems Ltd, a company controlled by the President, at $0.01 per share as compensation for $20,500 owed by the Company to the President, previously provided as a shareholder loan. The Company reduced the amount owed to the President by a corresponding $20,500. 50,000 shares of the Company were transferred from Abacus Systems Ltd. to Mrs. E.J Bigwood in March 2000. 10,000 shares of the Company were transferred from Abacus Systems Ltd. to James Bigwood, son of AM & EJ Bigwood, in March 2000.

The Company issued 6,000 shares for software development services relating to development of the Company's Web Sites, valued at $60 in March 2000, 2,500 to Ms D.Stoute and 3,500 to Mr. H. Shah both of London UK.

All of the above mentioned shares were offered pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           MILLENNIUM SOFTWARE, INC.


         July 7, 2000                     By: /s/ Anthony M Bigwood
                                              ---------------------
                                               Anthony M Bigwood
                                               President