Form 10QSB/A
period 2000-06-30
MILLENNIUM SOFTWARE INC
filed 2000-09-12
CIK 1100730

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                (Amendment No. 1)

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


            2950 E. Flamingo, Suite. G, Las Vegas, Nevada 89121
            ---------------------------------------------------
                 (address of principal executive offices)


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

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS






FINANCIAL STATEMENTS

The accompanying interim financial statements for the three and six month periods ended June 30, 2000 and June 30, 1999 have been reviewed by the Company's auditors (see Independent' Accountants Report)and are derived from the audited financial statements as of March 31, 2000 and March 31, 1999, and December 31, 1999 and December 31, 1998.

The financial statements include all adjustments which in the opinion of management are necessary in order for the financial statements not to be misleading.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
JUNE 30,2000 AND
June 30, 1999
(UNAUDITED)

                                TABLE OF CONTENTS
                                                              Page Number
INDEPENDENT ACCOUNTANT'S REPORT.........................           1

FINANCIAL STATEMENT
          Balance Sheets................................           2

          Statements of Operations and Deficit
           Accumulated During the Development Stage.....           3

          Statement of Changes in Stockholders' Equity.          4-5

          Statement of Cash Flows.......................           6

          Notes to the Financial Statements.............        7-10

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Millennium Software, Inc.
Las Vegas, Nevada

  I have reviewed the financial statements of Millennium Software, Inc, for the three month and six month periods ended June 30, 2000 and June 30, 1999. These financial statements are the responsibility of Company's management.

  I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of applying analytical procedures in financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly I do not express such an opinion.

Based on my review, I am not aware of any material modifications which should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles established by the American Institute of Certified Public Accountants.



/s/David Coffey

David Coffey, C.P.A.
Las Vegas, Nevada
July 24, 2000

                         UNAUDITED FINANCIAL STATEMENTS

                            MILLENNIUM SOFTWARE, INC
                          (A DEVELOPMENT STAGE COMPANY)

                         JUNE 30, 2000 AND JUNE 30, 1999



MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                   June 30
                                      -------------------------------
                                           2000                1999
                                       ------------      -------------
ASSETS
Cash                                        3,120              2,884
Accounts receivable                           452                  0
Computers less accumulated depreciation
of $7,695 and $5,438, respectively          3,585              5,842

                                           -------            -------
   Total Assets                             7,157              8,726
                                           =======            =======


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                            2,297                 0

Loans from stockholders                    70,325             71,376
                                          -------            -------
   Total Liabilities                       72,622             71,376


Stockholders'  Equity Common stock,
   authorized  25,000,000 shares at
   $.004 par value, issued  and
   outstanding   7,154,500  shares
   and  2,041,000 shares, respectively,
   after giving effect to a 4 to 1
   reverse split
   Effective July 30, 1997                 28,618              8,164
   Additional paid-in capital             132,304            101,623
   Deficit accumulated during the
    Development stage                    (226,387)          (172,437)
                                         --------           --------
     Total Stockholders' Equity           (65,465)           (62,650)

Total Liabilities and Stockholders'
 Equity                                     7,157              8,726

                                         ========            =======


   The accompanying notes are an integral part of these financial statements.


MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                   Three months ended      Six months ended
                                        June 30,               June 30,         From   Inception,
                                ----------------------    ------------------      Feb.20, 1996 to
                                  2000         1999        2000      1999       June 30, 2000
                                 --------     --------    -------   --------    ---------------

Sales income                  $        589    $      0    $    589  $      0    $          589
 Cost of sales - distribution          137           0         137         0               137
 Cost of sales - royalties              88           0          88         0                88
                                 ---------    --------    ---------  -------    --------------
Gross Margin                           364           0         364         0               364

Expenses
Advertising                          1,381           0       1,381         0             8,667
Organizational expenses                  0           0           0         0             1,000
Auto expenses                            0           0           0         0             2,416
Computer expenses                      300          10         300         0             4,285
Consulting                               0           0           0         0             1,000
Depreciation                           564         564       1,128     1,128             7,695
Research and development                 0           0      16,956         0            19,299
Internet expenses                    1,771           0       2,837     2,843            15,638
Legal and professional fees          5,260           0       5,840         0            69,509
Office expenses                          0           0           0       446             4,802
Telephone                              476           0         476     1,991             5,276
Travel, meals, and lodgings             0        4,657           0    27,373            87,164
                                 ---------   ---------   ---------  --------    --------------
Total expenses                       9,752       5,231      28,918    33,791           226,751

Net loss                            (9,388)     (5,231)    (28,554)  (33,791)         (226,367)
                                                                                     =========
Retained earnings, beginning
of period                      $  (216,999)   (167,206)   (197,833) (138,646)
                                ----------   ----------  ---------  --------
Deficit accumulated during
the development stage          $  (226,387)  $(172,437) $ (226,387) (172,437)
                                ==========   ==========  ========= =========
Earnings  (loss)  per  share,
 after  giving  effect to a
 4 to 1  reverse  split
 effective July 30, 1997:
Net loss, assuming
        no dilution            $      0.00   $    0.00 $      0.00 $   (0.02)   $        (0.09)
                                ==========   =========    ======== =========         =========
Net loss, assuming full
Dilution                       $      0.00   $    0.00 $      0.00 $   (0.02)   $        (0.08)
                                ==========   =========    ======== =========         =========
Weighted average shares,
no dilution                      7,154,500   2,036,667   6,469,167 2,036,000         2,659,779
                                ==========   =========   ========= =========         =========
Weighted average shares,
fully diluted                    7,454,500   2,036,667   6,769,167 2,036,000         2,716,922
                                ==========   =========   ========= =========         =========

The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM FEBRUARY 20, 1996, (Date of Inception)
TO JUNE 30, 2000

                                    Common Stock        Additional
                                ---------------------    Paid-In
                                  Shares      Amount     Capital      Total
                                ---------   ---------  ----------   ---------
Balance February 20, 1996                   $          $          $
Issuance of common stock for
services, March, 1996           1,000,000       1,000          0       1,000
Issuance of common stock for
cash, March, 1996               1,000,000       1,000          0       1,000
May, 1996                       1,418,000       1,418     69,482      70,900
Less offering costs                     0           0    (22,198)    (22,198)
Less net loss                           0           0          0     (36,787)
                               ----------   ---------  ---------
Balance, December 31, 1996      3,418,000       3,418     47,284      13,915
Reverse stock split 4 to 1
on July 30, 1997               (2,563,500)          0          0           0
Issuance of common stock
for cash, August, 1997          1,180,500       3,418     54,303      59,025
Less net loss                           0           0          0     (95,614)
                                ---------   ---------  ---------   ---------
Balance, December 31, 1997      2,035,000       8,140    101,587     (22,674)
Less net loss                           0           0          0      (5,198)
                                ---------   ---------  ---------   ---------
Balance, September 30, 1998     2,035,000       8,140    101,587     (27,872)
Less net loss                           0           0          0      (1,047)
                                ---------   ---------  ---------   ---------
Balance, December 31, 1998      2,035,000       8,140    101,587     (28,919)
Issuance of common stock
for cash, June, 1999                5,000          20         30          50
Issuance of common stock to
offset debt, September, 1999    3,050,000      12,200     18,300      30,500
Issuance of common stock for
services, June 1999                 1,000           4          6          10
Issuance of common stock to
offset debt, December, 1999         7,500          30         45          75
Less net loss                           0           0          0     (59,187)
                                ---------    --------  ---------    --------
Balance, December 31, 1999      5,098,500   $  20,394  $ 119,968  $  (57,471)
Issuance of common stock
For services, March 2000            6,000          24         36          60
Issuance of common stock to
offset debt, March 2000         2,050,000       8,200     12,300      20,500
Less net loss                           0           0          0     (28,554)
                                ---------   ---------  ---------    --------
Balance, June 30, 2000          7,154,500      28,618    132,304     (65,465)


The accompanying notes are an integral part of these financial statements.

                                       -4 AND 5-

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)


                                      Three months ended      Six months ended
                                          June 30,               June 30,         From   Inception,
                                    --------------------   ------------------     Feb.20, 1996 to
                                      2000       1999        2000      1999       June 30, 2000
                                    --------   --------    -------   --------    ---------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                            $ (9,388)  $ (5,231)  $ (28,554) $(33,791)    $  (226,387)
Non-cash items included in net loss:
   Issue of stock for services             0         10          60        10           1,070
   Depreciation                          564        564       1,128     1,128           7,695
Adjustments to reconcile net loss
 to cash used by operating activity:
   Increase in accounts receivable      (452)         0        (452)        0            (452)
   Increase in accounts payable        2,297          0       2,297         0           2,297
   Loans from stockholders             9,591      4,607      26,487    32,603         121,400
   Stock issued to offset loans            0          0     (20,500)        0         (51,075)
                                    --------   --------   ---------  --------      ----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                   2,612        (50)    (19,534)      (50)       (145,452)

CASH FLOWS USED BY
INVESTING ACTIVITIES
   Computers                               0          0           0         0          11,280
                                    --------   --------   ---------  --------      ----------
NET CASH USED BY INVESTING ACTIVITIES      0          0           0         0          11,280

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES
   Issue of stock to offset
   loans from stockholders                 0          0      20,500         0          51,075
   Sale of common stock                    0         50           0        50           7,190
   Paid-in capital                         0          0           0         0         123,785
   Less offering costs                     0          0           0         0         (22,198)
                                    --------   --------   ---------  --------       ---------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                       0         50      20,500        50         159,852
                                    --------   --------   ---------  --------      ----------
NET INCREASE IN CASH                   2,612          0         966         0      $    3,120
                                                                                   ==========
CASH AT BEGINNING OF PERIOD              508      2,884       2,154     2,884
                                    --------   --------   ---------    --------
CASH AT END OF PERIOD               $  3,120   $  2,884   $   3,120   $ 2,884
                                    ========   ========   =========   ========

    The accompanying notes are an integral part of these financial statements.

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999

NOTE A   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company was incorporated on February 20, 1996, under the laws of the State of Nevada as `Legal Protection Services, Inc.'. The business purpose was then to sell prepaid legal services. On July 10, 1997, the shareholders approved a change of name to `Millennium Software, Inc. The Company is engaged in the development of an Internet-based business and commenced development of two web sites. The Company commenced marketing software on April 1, 2000.

         The Company adopted, effective December, 1998, SOP 98-5 issued by the Securities & Exchange Commission. SOP 98-5 specifies that all organizational costs be expensed as incurred. Consequently, the unamortized organizational cost balance was recognized as a December,1998 expense.

         The Company adopted, effective June 30, 2000, SOP 97-2 issued by the Securities & Exchange Commission. SOP 97-2 requires that, where the right of product return exists, the Company shall not recognize sales income until the right of return has fully expired and the sales income is irrevocable.

         The Company adopted, effective June 30, 2000, an accounting policy whereby the per share value of stock issued to employees and others in exchange for services is based on the value of stockholder equity per share or $0.01 per share, whichever is the greater share value.

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

         The Company entered into a Software Licensing Agreement with Abacus Systems, Ltd., on December 8, 1999, whereby the Company has obtained worldwide rights to publish, copy distribute, and sub-license reproduction and distribution rights to software products developed by Abacus in return - 9 -

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2000, AND June 30, 1999
(continued)

 NOTE F RELATED PARTY TRANSACTIONS (continued)

for future royalty payments. Abacus Systems, Ltd., is a private company controlled by the President of the Company. The Company has agreed to pay a 10% royalty based on net revenues from the sale of software licensed to Abacus to the Company plus a 5% royalty based on net revenues received from the sale of software licensed by Abacus to the Company for technical support. The Company owed Abacus $88 royalties at June 30, 2000, which amount is included in accounts payables.

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

NOTE I    SUBSEQUENT EVENTS/ACCOUNTS PAYABLES
The balance of $2,297 accounts payable at June 30, 2000 includes $1,500 for the balance of fees payable to the Company auditor and bookkeeping services, which amounts were paid by the Company in July 2000.

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

Overview
--------

The Company made available its two web sites www.mlnsoft.com and www.checkmy2000.uk.com (the "Web Sites") to the public on April 1, 2000 and simultaneously made available for purchase the software products licensed from Abacus Systems Ltd ("Abacus"), CheckMy Banking 2000, CheckMy Loans 2000, CheckMy Mortgage 2000 and associated Learning Guides (the "Software"). The Company conducted a limited test market program of the Software in the United States and United Kingdom markets during the three months April - June 2000. This test market examined the level of purchases to Web Site visitors and the level of product returns and software errors or malfunctions ("Errors", if any, reported by end users.

The Company and Abacus Systems Ltd by mutual agreement amended the Software License Agreement effective May 1, 2000 by the addition of the following clauses:

1.2 During the entire period of this License, Abacus agrees not to license any other company rights to copy, duplicate, sell, distribute the Products, or sub-license rights to the reproduction and distribution of the Products (the "Distribution Rights"). On termination of the License, Abacus is free without restraint to license any other company to the Distribution Rights. 8.1 This
Agreement will continue in effect for one (1) year from December 8, 1999 (Initial Term). This Agreement will be automatically renewed for successive additional one (1) year terms (each, a Renewal Term) unless terminated by either party upon thirty (30) days written notice prior to the expiration of the Initial Term and Renewal Term.

Results of Operations
---------------------

The Company's Web Sites worked to expected specification. Both Web Sites were available for 99% of available time, and less than 1% of errors were reported with the links within both Web Sites. The Software made a satisfactory level of Error free entry into customer's computer systems, with zero product returns and one software "Error" reported. The services provided by Digital River for order processing, credit card authorizations and delivery of the Software by electronic download and in physical CD-ROM form worked without any reported problems. In total 17 individual Software products were ordered and delivered by 12 customers. 11 orders were obtained from UK purchasers and 6 from US purchasers. The average customer order value received from single UK purchasers was $114.93 each; the average order value received from single North American purchasers was $33.23 each. 46% orders received were delivered by electronic download and 54% in CD-ROM form. There were no Software returns or claims for money back received by any customer.

The Company spent $1,381 on direct promotion of its Web Sites during the three-month period April - June 2000. The ratio of purchases to visitors was 1.0%. The Company received approximately 220 visitors to the Web Sites originating from the UK and approximately 1,500 visitors originated from the United States. The 220 visitors from the UK representing just 9% of visitors to the Web Sites placed 78% of the total order value received.

Liquidity and Capital Resources
-------------------------------

As of June 30th, 2000 the Company's cash balance was $3,120, compared to $508 at March 31, 2000 and $2,884 at June 30, 1999. The Company has financed its operations over the last twelve months since July 1st, 1999 solely through the President providing loan finance for working capital. These loans have amounted to $50,024 during the last twelve months and $9,591 during the three months ended June 30, 2000. The balance of loans outstanding owing to the President at June 30th, 2000 was $70,325 after repayment of $51,075 loans through the issue of 5,107,500 shares at $0.01 per share to the President in lieu of monetary repayment of debt.

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

PLAN OF OPERATION

The Company conducted a limited test market of the Software during the April - June 2000 period. No firm conclusions can be drawn from the results obtained due to the small number of visitors to the Web Sites during the test market period. The Company intends to expand its business by focusing on the UK market for the next phase of its development. The Company has drawn up specifications for a Software brochure that it intends to distribute to UK companies by direct postal mail services during the period July - September 2000. The marketing budget has been set at $6,000 to mail 10,000 brochures. If this test market achieves 1.00% success rate ("Success Rate") defined as the total number of buyers divided by the total number of mail outs dispatched expressed as a percentage, or greater, the test market will be considered a success. If the Success Rate recorded is lower than 0.50% of the total number of mail outs, the Company may discontinue its test marketing program altogether and seek alternative business opportunities, including, but not limited to, a merger or sale to another company.

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

                                     PART 11
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

RECENT SALE OF UNREGISTERED SECURITIES

None during the period April - June 2000.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders during the period.

Item 5.
 .
Other information

Employees

       The Company's only employees at the present time are its officers and directors, who work for and on behalf of the Company on a part time basis without remuneration.

MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's stock traded on the OTC bulletin board with the stock symbol MLNS until February 8th, 2000. Since February 8th, 2000, the Company's common stock has been quoted in the "Pink Sheets" published daily, with the stock symbol MLNSE. During the three months period ended June 30, 2000 there was one trade.

PRICE RANGE OF COMMON STOCK


06/30/2000          12,500            0.25            .125         .125

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

(4). Mr. James Bigwood, son of Mr. & Mrs. Bigwood owns 12,500 shares. These are included in the holdings of Mr. & Mrs. Bigwood.

Mr. Bigwood and Mrs. Bigwood each hold 50% ownership of Abacus Corporation Ltd. Abacus Corporation Ltd controls 96.825% ownership of Abacus Systems Ltd. Abacus Systems Ltd holds directly 3,964,750 shares of the Company. The beneficial ownership of 3,964,750 shares by Abacus Corporation Ltd includes all the shares held by Abacus Systems Ltd.

The fully diluted number of shares issued at June 30, 2000 amounted to 7,454,500 including 300,000 options issued to the President. These shareholdings and options are used as the basis of calculations of % of class in the table.

The Company's transfer agent at June 30, 2000 is First American Stock Transfer of Salt Phoenix, Arizona. First American Stock Transfer confirms that as of 06/30/2000, there are approximately 84 shareholders of record.

Mr. and Mrs. Bigwood are husband and wife.

Item 6. Exhibits and Reports

6.1.  Software Licensing Agreement (Amended May 1, 2000)

WHEREAS, Abacus Systems Ltd, of 44 Church Road, Hamilton, Bermuda, ("Abacus") has developed at its own cost and expense, valuable intellectual and proprietary software products and User Guides which are known as:

         Software
            CheckMy Banking 2000
            CheckMY Loans 2000
            CheckMy Mortgage 2000

            CheckMy Banking Deluxe 2000 CheckMY Loans Deluxe 2000 CheckMy Mortgage Deluxe 2000
            CheckMy Banking 2000 User Guide
            CheckMY Loans 2000 User Guide
            CheckMy Mortgage 2000 User Guide

         User Guides
            Easy Learning Guide to CheckMy Banking
            Easy Learning Guide to CheckMy Loans
            Easy Learning Guide to CheckMy Mortgage

NOW: These  Products are hereby  licensed on the  following  terms to Millennium
     Software, Inc., 2950 East Flamingo Road, Suite G, Las Vegas, Nevada 89121, United States.

In the following License, Products refers to CheckMy 2000 Software and User Guides, CheckMy 2000 Software refers to CheckMy 2000 Products which operate on personal computer systems and CheckMy 2000 User Guides refer to CheckMy 2000 written documentation.

The License as amended consists of 3 (three) pages.

LICENSE
1. The License.

1.1 An exclusive worldwide license (the "License") is hereby granted to Millennium Software, Inc., ("Millennium") to copy, duplicate, sell, distribute, and sub- license the Products, which includes the right of Millennium to sub-license third party distributors to reproduce and distribute the Products by electronic download and in physical CD-ROM form.

1.2 During the entire period of this License, Abacus agrees not to license any other company rights to copy, duplicate, sell, distribute the Products, or sub-license rights to the reproduction and distribution of the Products (the "Distribution Rights"). On termination of the License, Abacus is free without restraint to license any other company to the Distribution Rights.


2. Royalties and Fees.

2.1 Millennium hereby acknowledges that full ownership title to the Products belongs to Abacus.

2.2 Millennium agrees to pay Abacus royalties (herein referred to as "Royalties") and fee payments ("Fees") based on Net Sales Revenues earned by Millennium from sale of the Products on the following basis. 2.2.1. A 10% Royalty of the Net Sales Revenues of CheckMy 2000 Software.

2.2.2. A 10% Royalty of the Net Sales Revenues of CheckMy 2000 Easy Learning Guides.

2.2.3. A 5% Fee based on Net Sales Revenues of Products for the provision of technical support for all Products supplied by Abacus.

Net Sales Revenues for the purposed of calculating and determining Royalties and Fees for the duration of this license will be sales revenues received by Millennium from the sale of Products, before distributor discounts, less full provision for credits provided for returned Products and provision for bad debts which remain unrecovered after 12 months.

3. Payment of Royalties and Fees.

Royalties and Fees due to Abacus by Millennium under the provisions of this License will be paid not later than 30 days after the end of each quarterly period commencing January 1st, 2000.

4. Accounting for Royalties and Fees.

Millennium will provide Abacus with a full accounting of Net Sales Revenues each month and each quarterly period.

5. Obligations of Abacus.

5.1 Abacus agrees to provide Millennium with the source codes and machine readable codes of the CheckMy 2000 Software. 5.2 Abacus agrees to provide Millennium with original versions of Easy Learning Guides for duplication. 5.4 Abacus agrees to provide continuing technical support for the Products.

6. Rights to examine company records

Abacus, and its representatives, are granted unrestricted rights under this License agreement to inspect the books, records and accounts of Millennium on demand, to establish a correct accounting for Royalties and fees due to Abacus.

7. Confidentiality. Millennium by signing this License, agrees to keep confidential, all proprietary knowledge acquired about the Products, promises not to divulge any such knowledge to any third party unless prior written consent of Abacus and its representatives is provided. Failure to abide by these confidentiality rules will cause an immediate cancellation of the License.

8. Term and Termination of License

 8.1 This Agreement will continue in effect for one (1) year from December 8, 1999 (Initial Term). This Agreement will be automatically renewed for successive additional one (1) year terms (each, a Renewal Term) unless terminated by either party upon thirty (30) days written notice prior to the expiration of the Initial Term and Renewal Term.

8.2 Abacus may terminate the License, at its sole discretion, if Royalty and Fee payments due to Abacus, or any part thereof, become 120 days or more overdue.

8.3 Abacus may terminate the License, at its sole discretion, if management control of Millennium changes from the current arrangements.

8.4 Millennium may terminate the License, at its sole discretion, by giving 120 days written notice to Abacus.

8.5 The License will be terminated  immediately upon written notice by Abacus if
the  confidentiality   provisions   contained  in  section  7  are  breached  by
Millennium.

8.6 On termination of the License, Millennium will return to Abacus all source codes, CD-R duplication disks, all CD-ROM copies of CheckMy 2000 Software together with all copies of the Learning Guides in its possession, and all other materials associated with the Products.


The effective date of this amended License is 1 May, 2000.

Signed by Abacus Systems, Ltd.          Signed by Millennium Software, Inc.



/s/ Anthony Bigwood                         /s/ Anthony Bigwood
 A.M. Bigwood/Director                      A.M. Bigwood/President
1st of May, 2000                              1st of May, 2000


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             MILLENNIUM SOFTWARE,INC



         August 11, 2000                     By: /s/ Anthony M Bigwood
                                              ------------------------
                                              Anthony M Bigwood
                                              President