Form 10KSB/A
period 1999-12-31
MILLENNIUM SOFTWARE INC
filed 2000-10-18
CIK 1100730

FORM 10-KSB
                                 Amendment No.2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C., 20549



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

* Excluding shareholder loans

     The Company received $56,140 in working capital finance from the President and companies owned by the President during 1999 by provision of interest free loans. $30,575 of the loan finance has been exchanged for 3,O57, 500 shares of Company stock in lieu of cash repayment at December 31st, 1999. The total amount of working capital loan finance provided by the President and companies controlled by the President since the date of incorporation in 1996 to December 31st, 1999 has amounted to $94,913.

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

MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND
DECEMBER 31, 1998

                                TABLE OF CONTENTS
                                                              Page Number
INDEPENDENT ACCOUNTANT'S REPORT                                    F-1

FINANCIAL STATEMENT
          Balance Sheets                                           F-2

          Statements of Operations and Deficit
           Accumulated During the Development Stage                F-3

          Statement of Changes in Stockholders' Equity.            F-4

          Statement of Cash Flows                                  F-5

          Notes to the Financial Statements                      F-6-9

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

     The Company adopted, effective December, 1998, SOP 98-5 issued by the American Institute of Certified Public Accountants. SOP 98-5 specifies that all organizational costs be expensed as incurred. Consequently, the unamortized organizational cost balance was recognized as a December, 1998, expense.


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

Title of
Class           Name & Address          Amount & Nature           % of class
              of beneficial owner       of beneficial owner
-------------------------------------------------------------------------------

Common        Abacus Systems Ltd           1,668,000                 30.90
              44 Church Street
              Hamilton
              Bermuda



Common        Abacus Corporation Ltd (1)   1,994,750                 36.95
              Kissack Court
              Ramsey
              Isle of Man
              United Kingdom


Common        A.M. Bigwood (1)             4,344,750 (2) (4)         80.48
              2277 Lawson Avenue
              West Vancouver
              BC V7V 2E3 Canada

Common        E.J. Bigwood (1)             4,344,750 (3)             80.48
              2277 Lawson Avenue
              West Vancouver
              BC V7V 2E3 Canada

Common        Officers and Directors       4,344,750                  80.48
              Combined


(1) Abacus Corporation Ltd, is owned directly by Mr. Bigwood (50%) and Mrs. Bigwood (50%). at December 31, 1999, Abacus Corporation Ltd owned 326,750 shares directly plus 1,668,000 shares owned beneficially arising from its 96.825% ownership of Abacus Systems Ltd. Abacus Systems Ltd owned 1,668,000 shares directly. Mr & Mrs Bigwood are the indirect owners of the 1,668,000 shares held by Abacus Systems Ltd through their controlling interest in Abacus Corporation Ltd.

(2) The President currently has options to purchase 300,000 shares at $.01 which are exercisable until November 21, 2002, and these options are included in share totals in the table above.

(3) Mr. Bigwood's spouse, E J Bigwood, is the beneficial owner of 4,344,750 shares of common stock, from her ownership of Abacus Corporation Ltd (326,750 shares held directly), indirect ownership of Abacus Systems Ltd (1,668,000 shares held directly), ownership of General Audit Systems Ltd (50,000 shares held directly) and beneficial interest in 2,000,000 shares held directly by Mr. Bigwood and 300,000 share options owned by Mr. Bigwood.

(4) Mrs. Bigwood's spouse, A M Bigwood, is the beneficial owner of 4,344,750 shares of common stock, from 2,000,000 shares held directly, ownership of Abacus Corporation Ltd (326,750 shares held directly), indirect ownership of Abacus Systems Ltd (1,668,000 shares held directly), ownership of General Audit Systems Ltd (50,000 shares held directly) and options to buy another 300,000 shares by November 21, 2002.

Abacus Systems Ltd transferred 7,500 shares of the Company to the married children of Mr. & Mrs. Bigwood (5,000 shares) in December 1999 and 2,500 shares to James Bigwood, son of Mr. & Mrs. Bigwood also in December 1999.

The fully diluted number of shares issued at December 31, 1999 amounted to 5,098,500. This total excluded 300,000 options issued to the President. 5,098,500 shares plus 300,000 options (5,398,500 shares in total) are used as the basis of calculations of % of Class in the table.


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


     The Company has received $94,913 interest free loan finance for working capital since incorporation in 1996 to December 31, 1999 from the President and companies owned by the President. $30,575 of the loan finance had been exchanged for 3,057,500 shares of Company stock to December 31, 1999.


The Company owes Mr. Bigwood a balance of $64,338 at December 31, 1999.

The loans provided by Mr. Bigwood have been as follows:

Dates                           Loans       Shares    Reduction     Loan balance
                              Advanced      Issued     in debt       0wing to
                            By Mr. Bigwood                          Mr. Bigwood
                                (1)          (2)
-------------------------------------------------------------------------------

02/96 -    12/31/97        $  37,763                                   $ 37,763
01/01/98 - 09/30/98        $   1,010                                   $ 38,773
10/01/98 - 12/31/98             Nil                                    $ 38,773
01/01/99 - 03/31/99        $  27,996                                   $ 66,769
04/01/99 - 06/30/99        $   4,607                                   $ 71,376
07/01/99 - 09/30/99        $  13,537        3,050,000   $ 30,500       $ 54,413
10/01/99 - 12/31/99        $  10,000            7,500   $     75       $ 64,338
-------------------------------------------------------------------------------
                  Totals   $  94,913        3,057,500   $ 30,575       $ 64,338

(1) Loans advanced by AM Bigwood and companies controlled by him to the Company.

(2) Shares listed in the table have been issued to Mr. Bigwood and to private companies controlled by him.


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