Form 10QSB/A
period 2000-03-31
MILLENNIUM SOFTWARE INC
filed 2000-10-18
CIK 1100730

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC 20549


                                   FORM 10-QSB
                                (Amendment No. 3)


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No


At the end of the quarter ending 3/31/2000 there were 7,154,500 issued and outstanding shares of the registrants common stock, excluding 300,000 options granted.

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




Title of   Name & Address          Amount & Nature           % of class
 Class    of beneficial owner     of beneficial owner
----------------------------------------------------------------------------

Common     Abacus Systems Ltd (1)        3,964,750                53.19
           44 Church Street
           Hamilton
           Bermuda

Common     A.M. Bigwood (1) (2)           6,364,750 (4)         85.38
           2277 Lawson Avenue
           West Vancouver
           BC V7V 2E3 Canada

Common     E.J. Bigwood (1)               6,364,750 (3)         85.38
           2277 Lawson Avenue
           West Vancouver
           BC V7V 2E3 Canada

Common     Officers and Directors          6,364,750            85.38
           Combined


(1) Abacus Systems Ltd. is owned directly by Abacus Corporation Ltd, Kissack Court, Ramsey, Isle of Man, British Isles. Mr. Bigwood (50%) and Mrs. Bigwood (50%) are the direct owners of Abacus Corporation Ltd. At March 31, 2000, Abacus Corporation Ltd owned 96.825% of Abacus Systems Ltd. Abacus Corporation Ltd owns nil shares of the Company held directly. Mr & Mrs Bigwood are the indirect owners of the 3,964,750 shares held directly by Abacus Systems Ltd through their controlling interest in Abacus Corporation Ltd.

(2) The President currently has options to purchase 300,000 shares at $.01 which are exercisable until November 21, 2002, and these options are included in share totals in the table above.

(3) Mr. Bigwood's spouse, E J Bigwood, is the beneficial owner of 6,364,750 shares of common stock, from her indirect ownership of Abacus Systems Ltd (3,964,750 shares held directly), 50,000 shares held directly, her beneficial interest in 2,000,000 shares held directly by Mr. Bigwood and 300,000 share options owned by Mr. Bigwood and her ownership of General Audit Systems Ltd (50,000 shares held directly). These shares are reported in the beneficial ownership of Mr. Bigwood.

(4) Mrs. Bigwood's spouse, A M Bigwood, is the beneficial owner of 6,364,750 shares of common stock, from 2,000,000 shares held directly and options to buy another 300,000 shares by November 21, 2002, his indirect ownership of Abacus Systems Ltd (3,964,750 shares held directly), ownership of General Audit Systems Ltd (50,000 shares held directly), and beneficial interest in 50,000 share held directly by Mrs. Bigwood.

Abacus Systems Ltd acquired 326,750 shares from Abacus Corporation Ltd in February 2000. 50,000 shares were transferred from Abacus Systems Ltd to Mrs. Bigwood, 10,000 shares were transferred to James Bigwood and 20,000 shares were sold to a third party in March 2000. The net incremental balance of shares acquired by Abacus Systems Ltd after disposals amounted to 246,750 shares.

The changes in the balance of shares held directly and beneficially by Abacus Corporation Ltd and Abacus Systems Ltd during the three month period ended March 31, 2000 have been as follows:

                            Direct Holdings                         Beneficial Holdings
                       Abacus Sys.    Abacus Corp.            Abacus Systems.    Abacus Corp.
                       ----------     -----------             ---------------   -------------
At December 31, 1999    1,668,000         326,750               1,668,000         1,994,750
February 2000
Transfer of shares       +326,750        -326,750               1,994,750         1,994,750

At March 2000
Disposals by
Abacus Systems.           -80,000               0               1,914,750         1,914,750


Issue of shares        +2,050,000               0               3,964,750         3,964,750
                      -----------      ----------             ---------------   -------------
At March 31, 2000       3,964,750               0               3,964,750         3,964,750

The fully diluted number of shares issued at March 31st,2000 amounted to 7,154,500. This total excluded 300,000 options issued to the President. 7,154,500 shares together with 300,000 options (7,454,500 shares) are used as the basis of calculations of % of Class.



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