Form 10QSB/A
period 2000-06-30
MILLENNIUM SOFTWARE INC
filed 2000-10-18
CIK 1100730

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No


At the end of the quarter ending 6/30/2000 there were 7,154,500 issued and outstanding shares of the registrants common stock, excluding 300,000 options granted.

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


Based on my review, I am not aware of any material modifications which should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.




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


MILLENNIUM SOFTWARE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)


                                   Three months ended      Six months ended
                                        June 30,               June 30,         From   Inception,
                                ----------------------    ------------------      Feb.20, 1996 to
                                  2000         1999        2000      1999       June 30, 2000
                                 --------     --------    -------   --------    ---------------

Sales income                  $        589    $      0    $    589  $      0    $          589
 Cost of sales - distribution          137           0         137         0               137
 Cost of sales - royalties              88           0          88         0                88
                                 ---------    --------    ---------  -------    --------------
Gross Margin                           364           0         364         0               364

Expenses
Advertising                          1,381           0       1,381         0             8,667
Organizational expenses                  0           0           0         0             1,000
Auto expenses                            0           0           0         0             2,416
Computer expenses                      300          10         300         0             4,285
Consulting                               0           0           0         0             1,000
Depreciation                           564         564       1,128     1,128             7,695
Research and development                 0           0      16,956         0            19,299
Internet expenses                    1,771           0       2,837     2,843            15,638
Legal and professional fees          5,260           0       5,840         0            69,509
Office expenses                          0           0           0       446             4,802
Telephone                              476           0         476     1,991             5,276
Travel, meals, and lodgings             0        4,657           0    27,373            87,164
                                 ---------   ---------   ---------  --------    --------------
Total expenses                       9,752       5,231      28,918    33,791           226,751

Net loss                            (9,388)     (5,231)    (28,554)  (33,791)         (226,367)
                                                                                     =========
Retained earnings, beginning
of period                      $  (216,999)   (167,206)   (197,833) (138,646)
                                ----------   ----------  ---------  --------
Deficit accumulated during
the development stage          $  (226,387)  $(172,437) $ (226,387) (172,437)
                                ==========   ==========  ========= =========
Earnings  (loss)  per  share,
 after  giving  effect to a
 4 to 1  reverse  split
 effective July 30, 1997:

Net loss, assuming
        no dilution            $      0.00   $    0.00 $      0.00 $   (0.02)   $        (0.09)
                                ==========   =========    ======== =========         =========
Net loss, assuming full
Dilution                       $      0.00   $    0.00 $      0.00 $   (0.02)   $        (0.08)
                                ==========   =========    ======== =========         =========
Weighted average shares,
no dilution                      7,454,500   2,036,667   6,469,167 2,036,000         2,659,779
                                ==========   =========   ========= =========         =========
Weighted average shares,
fully diluted                    7,154,500   2,036,667   6,769,167 2,036,000         2,716,922
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

     The Company adopted, effective December, 1998, SOP 98-5 issued by the American Institute of Certified Public Accountants SOP 98-5 specifies that all organizational costs be expensed as incurred. Consequently, the unamortized organizational cost balance was recognized as a December,1998 expense.

     The Company adopted, effective April 1, 2000, SOP 97-2 issued by the American Institute of Certified Public Accountants. SOP 97-2 requires that, where the right of product return exists, the Company shall not recognize sales income until the right of return has fully expired and the sales income is irrevocable. The company received no sales income prior to April 1, 2000.

     The Company has adopted since the date of incorporation an accounting policy whereby the per share value of stock issued to employees and others in exchange for services is based on the fair value method of valuing stock at the time of issue in accordance with SFAS 123.


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


NOTE J.  DEFERRED REVENUES
The Company deferred $300 revenues from its reported sales income at June 30, 2000 for sales of software that had right of return at June 30, 2000. The right of return of software purchases is granted for a 30 day period from the date of purchase.

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


Title of
Class       Name & Address          Amount & Nature           % of class
           of beneficial owner     of beneficial owner
----------------------------------------------------------------------------

Common     Abacus Systems Ltd (1)       3,964,750                  53.19
           44 Church Street
           Hamilton
           Bermuda

Common     A.M. Bigwood (1)             6,364,750 (2)(4)           85.38
           2277 Lawson Avenue
           West Vancouver
           BC V7V 2E3 Canada

Common     E.J. Bigwood (1)              6,364,750 (3)             85.38
           2277 Lawson Avenue
           West Vancouver
           BC V7V 2E3 Canada

Common     Officers and Directors        6,364,750 (1)             85.38
           Combined



(1) Abacus Systems Ltd. is owned directly by Abacus Corporation Ltd, Kissack Court, Ramsey, Isle of Man, British Isles. Mr. Bigwood (50%) and Mrs. Bigwood (50%) are the direct owners of Abacus Corporation Ltd. At June 30, 2000, Abacus Corporation Ltd owned 96.825% of Abacus Systems Ltd. Abacus Corporation Ltd owns nil shares of the Company held directly. Mr & Mrs Bigwood are the indirect owners of the 3,964,750 shares held directly by Abacus Systems Ltd through their controlling interest in Abacus Corporation Ltd.

(2) The President currently has options to purchase 300,000 shares at $.01 which are exercisable until November 21, 2002, and these options are included in share totals in the table above.

(3) Mr. Bigwood's spouse, E J Bigwood, is the beneficial owner of 6,364,750 shares of common stock, from her indirect ownership of Abacus Systems Ltd (3,964,750 shares held directly), 50, 000 shares held directly, ownership of General Audit Systems Ltd (50,000 shares held directly), and beneficial interest in 2,000,000 shares held directly by Mr. Bigwood and beneficial ownership of 300,000 options issued to Mr. Bigwood.

(4) Mrs. Bigwood's spouse, A M Bigwood, is the beneficial owner of 6,364,750 shares of common stock, from 2,000,000 shares held directly, his indirect ownership of Abacus Systems Ltd (3,964,750 shares held directly), ownership of General Audit Systems Ltd (50,000 shares held directly), options to buy another 300,000 shares by November 21, 2002 and a beneficial interest in 50,000 shares held directly by Mrs. Bigwood.

The fully diluted number of shares issued at June 30, 2000 amounted to 7,154,500. This total excludes 300,000 options issued to the President. 7,154,500 shares plus 300,000 options (7,454,500 shares) are used as the basis of calculations of % of Class in the table.


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